Form 10-Q
period 1996-03-31
CROWN PACIFIC PARTNERS L P
filed 1996-05-15
CIK 930735

                                                                    CONFORMED

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                        OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-24976


                           CROWN PACIFIC PARTNERS, L.P.
               (Exact name of registrant as specified in its charter)


     Delaware                                        93-1161833
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


                      121 S.W. Morrison Street, Suite 1500
                              Portland, Oregon 97204
                (Address of principal executive office, Zip Code)

                                 (503) 274-2300
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                                               No

                                   CROWN PACIFIC PARTNERS, L.P.

                                   CONSOLIDATED STATEMENT OF INCOME
                                   (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)

                                                                      FOR THE QUARTER ENDED
                                                                    MARCH 31,         MARCH 31,
                                                                       1996              1995
                                                                    ----------        ----------
Revenues  .....................................................        $84,555           $97,834

Operating costs:
  Cost of products sold  ......................................         66,882            80,995
  Selling, general and administrative expenses  ...............          5,312             5,309
                                                                    ----------        ----------
Operating income  .............................................         12,361            11,530

Interest expense  .............................................          8,245             7,522
Amortization of debt issuance costs  ..........................            126               116
Other income, net  ............................................           (174)             (224)
                                                                    ----------        ----------
Net income  ...................................................         $4,164            $4,116
                                                                    ----------        ----------
                                                                    ----------        ----------
Net income per Unit  ..........................................          $0.23             $0.22
                                                                    ----------        ----------
                                                                    ----------        ----------

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        1

                                   CROWN PACIFIC PARTNERS, L.P.

                                    CONSOLIDATED BALANCE SHEET
                                          (IN THOUSANDS)

                                              ASSETS

                                                                      MARCH 31,       DECEMBER 31,
                                                                         1996             1995
                                                                     ----------       ------------
                                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents  ..................................         $13,676           $10,292
  Accounts receivable  ........................................          32,845            32,576
  Notes receivable  ...........................................           9,443             5,571
  Inventories  ................................................          44,476            46,747
  Deposits on timber cutting contracts  .......................           8,190             9,399
  Prepaid and other current assets  ...........................           5,723             5,395
                                                                     ----------       -----------

     Total current assets  ....................................         114,353           109,980
Property, plant and equipment, net  ...........................          41,656            40,920
Timber, timberlands and roads, net  ...........................         328,005           320,063
Other assets  .................................................           6,301             5,542
                                                                     ----------       -----------

     Total assets  ............................................        $490,315          $476,505
                                                                     ----------       -----------
                                                                     ----------       -----------

                                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable  ..............................................         $15,100           $19,100
  Accounts payable  ...........................................           9,614            10,938
  Accrued expenses  ...........................................          13,507            10,469
  Accrued interest  ...........................................          10,107             2,736
                                                                     ----------       -----------

     Total current liabilities  ...............................          48,328            43,243
  Long-term debt   ..............................................       340,000           326,000
  Other non-current liabilities   ...............................           206               206
                                                                     ----------       -----------
                                                                        388,534           369,449
                                                                     ----------       -----------

Commitments and contingent liabilities

Partners' capital:
    General partners  .........................................            (204)             (152)
    Limited partners (18,133,527 Units outstanding)  ..........         101,985           107,208
                                                                     ----------       -----------
     Total partners' capital  .................................         101,781           107,056
                                                                     ----------       -----------

     Total liabilities and partners' capital  .................        $490,315          $476,505
                                                                     ----------       -----------
                                                                     ----------       -----------


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       2

                                   CROWN PACIFIC PARTNERS, L.P.

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                      FOR THE QUARTER ENDED
                                                                      MARCH 31,        MARCH 31,
                                                                        1996              1995
                                                                      ---------        ----------
Cash flows from operating activities:
  Net income  .................................................          $4,164            $4,116
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization  ...............           9,005             6,261
      Gain on sale of property  ...............................          (2,073)             (224)
      Other  ..................................................               1                35
  Net change in current assets and current
    liabilities:
      Accounts and notes receivable  ..........................          (2,758)           (3,920)
      Inventories  ............................................           2,271             8,535
      Deposits on cutting contracts  ..........................           1,209             2,263
      Prepaid and other current assets  .......................            (328)             (993)
      Accounts payable and accrued expenses  ..................           8,725            (7,475)
                                                                      ---------        ----------
Net cash provided by operating activities  ....................          20,216             8,598
                                                                      ---------        ----------

Cash flows from investing activities:
  Additions to timberlands  ...................................          (2,924)           (3,988)
  Additions to timber cutting rights  .........................         (12,842)                -
  Additions to equipment  .....................................          (2,456)           (3,425)
  Proceeds from sales of property  ............................             979             2,862
  Other investing activities  .................................            (116)             (412)
                                                                      ---------        ----------
Net cash used in investing activities  ........................         (17,359)           (4,963)
                                                                      ---------        ----------

Cash flows from financing activities:
  Net decrease in short-term borrowing  .......................          (4,000)             (508)
  Proceeds from issuance of  long-term debt  ..................          32,000                 -
  Repayments of long-term debt  ...............................         (18,000)                -
  Distributions to partners  ..................................          (9,436)                -
  Other financing activities  .................................             (37)             (409)
                                                                      ---------        ----------
Net cash provided by (used in) financing activities  ..........             527              (917)
                                                                      ---------        ----------

Net increase in cash and cash equivalents  ....................           3,384             2,718
Cash and cash equivalents at beginning of period...............          10,292             6,421
                                                                      ---------        ----------

Cash and cash equivalents at end of period.....................         $13,676            $9,139
                                                                      ---------        ----------
                                                                      ---------        ----------

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       3

                          CROWN PACIFIC PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership") owns and operates timberland and wood product manufacturing operations in the northwestern United States. Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% General Partner interest in the Operating Partnership. Crown Pacific, Ltd., the Special General Partner of the Partnership, together with the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns the remaining .01% general partner interest in the Partnership and a 14.8% limited partnership interest in the Partnership. As used herein, "Partnership" and "Crown Pacific" refer to the Partnership and the Operating Partnership taken as a whole.

     The accompanying financial statements reflect the consolidated financial position, results of operations and cash flows of the Partnership. The consolidated financial statements include all the accounts of the Partnership. All significant intercompany transactions have been eliminated.

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the quarters ended March 31, 1996 and 1995 have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

     The taxable income, deductions, and credits of the Partnership are allocated to the Unitholders based on the number of Units held, purchase price and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's income). Any such distributions in excess of the Unitholder's basis in the Units will result in taxable gain. However, Unitholders will be required to include in their income tax filings their allocable share of the Partnership's taxable income, regardless of whether cash distributions are made. For tax exempt entities, such as IRAs, a portion of the Partnership's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes.

     Net income per Unit was calculated using the average number of Common and Subordinated Units outstanding divided into net income, after adjusting for the General Partner interest. At March 31, 1996, the average number of Units outstanding was 18,133,527.

2.  INVENTORIES

     Inventories consisted of the following (in thousands):


                                          MARCH 31,          DECEMBER 31,
                                            1996                 1995
                                          ---------          ------------
Finished goods                             $12,707              $12,557
Work-in-process                              3,008                2,680
Logs                                        23,737               27,169
Supplies                                     4,009                3,600
LIFO effect                                  1,015                  741
                                           -------              -------
    Total                                  $44,476              $46,747
                                           -------              -------
                                           -------              -------


3.  NOTE RECEIVABLE

     In the first quarter 1996, the Partnership sold 14.6 MMBF of standing timber located in northeastern Washington for $1 million cash and a $3 million promissory note (the "Note"). At March 31, 1996, the uncollected balance of the Note was $3 million. The Note bears interest at 8%, is secured by the related timber, and is required to be paid in full on December 31, 1996. In addition, all proceeds from the harvesting of the timber must be first applied to the Note.

4.  COMMITMENTS

     On March 12, 1996, the Partnership agreed in principle to purchase 207,000 acres of northwest timberland for $205 million. Subsequently, on April 15, 1996, the Partnership signed a purchase agreement, which is expected to close by May 15, 1996. The purchase will be initially financed with bank borrowings.

5.  SUBSEQUENT EVENT

     On April 16, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. This represents an increase of $0.014 per Unit from the fourth quarter 1995 distribution of $0.51
per Unit.   The distribution will total approximately $9.6 million (including
$0.1 million to the General Partners) and will be paid on May 14, 1996 to Unitholders of record on May 3, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Partnership, through the Operating Partnership, owns and operates timberland properties and wood product manufacturing operations located in the northwestern U.S. The Partnership's primary business consists of the growing and harvesting of timber for sale as logs in domestic and export markets, and the manufacture and sale of lumber, plywood and other wood products.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

     MARKET FORCES. The demand for logs and manufactured wood products depends upon international and domestic market conditions, the value of the U.S. dollar in foreign exchange markets, competition and other factors. In particular, the demand for logs, lumber and plywood is affected by residential and industrial construction, and repair and remodeling activity. These activities are subject to fluctuations due to changes in economic conditions, tariffs, interest rates, population growth and other economic, demographic and environmental factors.

     Since 1988, the supply of timber for sale to domestic conversion facilities in the Pacific Northwest has been most directly affected by the availability of federal timber. Environmental and other similar concerns have reduced the volume of timber under contract to be harvested from federal lands. Since the beginning of 1990, this removal of supply has caused a number of conversion facilities that were heavily dependent on federal timber to close. Companies who own and/or control significant amounts of fee timber, like Crown Pacific, are believed to have a competitive advantage over those who rely solely on outside timber purchases.

     On April 2, 1996, the United States and Canadian governments announced a five year lumber trade agreement. The agreement, effective April 1, 1996, is intended to reduce the volume of Canadian lumber imported into the United States. The agreement allows for up to 14.7 billion board feet of Canadian lumber imports, which represents an approximate 10% decrease from 1995 import levels. Annual exports in excess of 14.7 billion board feet will be subject to an export tax paid to the United States government.

     SEASONALITY. Log volumes in the Inland and Washington Regions are typically at their lowest point in the second quarter of each year during spring break-up, when warming weather thaws and softens roadbeds, restricting access to logging sites. Winter logging activity in these regions typically takes place at lower elevations, where predominantly lower quality and second growth trees are found, affecting the volume of higher quality export logs sold during this time of the year.

     Demand for manufactured products is generally lower in the fall and winter when activity in the construction, industrial and repair and remodeling markets is lower, and higher in the spring and summer quarters when these markets are more active. Working capital varies with seasonal fluctuations. Log inventories increase going into the winter season to prepare for reduced harvest during spring break-up.

     CURRENT MARKET CONDITIONS. First quarter 1996 industry composite prices for lumber were 8% lower than prices realized in the first quarter 1995. The lower prices were the result of lower demand caused by severe winter weather across most of the U.S. as well as increased supplies of lower cost Canadian lumber imports.

     Industry composite plywood prices were 13% lower in the first quarter 1996 as compared to the 1995 quarter primarily due to decreased demand for wood products caused by the severe winter weather conditions during the first quarter 1996. In addition, the lower grade panel markets were adversely affected by increased production of Oriented Strand Board ("OSB"), which is a lower cost substitute in certain plywood applications.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary source of liquidity has been cash from operations. First quarter 1996 net cash provided by operating activities was $20.2 million, compared to $8.6 million in the 1995 quarter. Cash from operating activities was $11.6 million lower in the first quarter 1995 primarily due to the unusual cash requirements related to the initial public offering on December 22, 1994. The 1996 change in working capital is more representative of the Partnership's normal operations. At March 31, 1996, the Partnership had $13.7 million of cash and cash equivalents.

     The Operating Partnership has a three year revolving credit facility with a group of banks, which allows it to borrow up to $40 million for working capital and general corporate purposes. The revolving credit facility bears a floating rate of interest and requires the Operating Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve month period, which was last completed in November 1995. At March 31, 1996, the Operating Partnership had $15.1 million of borrowings outstanding under this credit facility, which was repaid in April 1996.

     The Operating Partnership has an Acquisition Facility with a group of banks which allows it to borrow up to $100 million for the acquisition of additional timber or timberland. The Acquisition Facility bears a floating rate of interest and is a revolving facility for a three year period. At the end of the revolving period, December 31, 1997, the Operating Partnership may elect to convert any outstanding borrowings under the facility to a four-year term loan, requiring annual principal payments of 25% of the outstanding principal balance
on the conversion date.    At March 31, 1996, the Operating Partnership had $40
million of borrowings outstanding under the Acquisition Facility.

     The Operating Partnership's Senior Notes are unsecured and require semi-annual interest payments on June 1 and December 1 of each year, through 2009. The Senior Notes are redeemable prior to maturity subject to a premium on redemption, which is based on interest rates of U.S. Treasury securities, plus 50 basis points, having a similar average maturity as the Senior Notes. The Senior Note agreements require the Operating Partnership to make annual principal payments of $37.5 million on December 1 of every year beginning in 2002 and continuing through the year 2009.

     The Operating Partnership's Senior Notes and bank credit facilities contain certain restrictive covenants, including limitations on harvest levels, property sales, cash distributions and the amount of future indebtedness. The Operating Partnership was in compliance with such covenants as of March 31, 1996.

     On April 16, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. This represents an increase of $0.014 per Unit from the fourth quarter 1995 distribution of $0.51
per Unit.   The distribution will total approximately $9.7 million (including
$0.1 million to the General Partners) and will be paid on May 14, 1996 to Unitholders of record on May 3, 1996.

     The SAUs were created to receive the cash flow that was expected to be generated by the Partnership as a result of accelerated harvest levels and favorable prices that were expected to prevail through 1997. Prices have declined from third quarter 1994 levels, and as a result the SAUs have not received any cash distributions from the Partnership. Any distributions with respect to SAUs in 1996 and 1997 will be dependent upon various factors, which include future sales prices and volumes.

     Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), capital expenditures and to satisfy interest and principal payments on indebtedness will be significant. The Managing General Partner expects that the debt service will be funded from current operations. The Partnership expects to make cash distributions from current funds and cash generated from operations. Capital expenditures are expected to be funded by current funds, cash generated from operations, property sales, and/or bank borrowings.

CAPITAL EXPENDITURES

     Capital expenditures were $18.2 million and $7.4 million for the quarters ended March 31, 1996, and 1995, respectively. Timber and timberland capital expenditures of $15.8 million were primarily for the purchase of additional timber cutting rights and timberlands, the construction and repair of logging roads, and the reforestation of the timberlands. Plant and equipment capital expenditures of $2.4 million were primarily made to increase the efficiency and operating capacity of the Conversion Facilities, to purchase logging machinery, and to replace and retire older machinery and equipment. Crown Pacific funded its capital expenditures from internally generated funds, property sales, bank borrowings and cash and cash equivalents.

     Total 1996 capital expenditures, excluding purchases of timber and timberland, should approximate $18.4 million of which $15.5 million is for the construction of logging roads, reforestation of the timberlands, and improvements to increase the efficiency and productive capacity of the Company's operations. The remaining $2.9 million is for the ongoing replacement and maintenance of the conversion facilities and other operating assets.

     On March 12, 1996, the Partnership agreed in principle to purchase 207,000 acres of northwest timberland for $205 million. Subsequently, the Partnership signed a purchase agreement on April 15, 1995, which is expected to close by May 15, 1996. The purchase will be initially financed with bank borrowings.

RESULTS OF OPERATIONS

     The following table summarizes sales, operating costs and operating income (in thousands):

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1996     1995
                                                            --------  --------
Sales....................................................    $84,555    $97,834

Operating Costs..........................................     72,194     86,304
                                                            --------   --------

Operating Income........................................     $12,361    $11,530
                                                            --------   --------
                                                            --------   --------

     The Partnership's Thompson Falls, Montana sawmill effectively closed in December 1995 due to a fire. The Partnership has subsequently signed a letter of intent to sell the facility in June 1996. In order to enhance the comparability of the quarter's results, the Thompson Falls 1995 operations have been excluded from the analysis below.

     Revenues, on a comparable mill basis, totaled $84.6 million and $92.4 million for the quarters ended March 31, 1996 and 1995, respectively. The $7.8 million decrease in revenues was primarily caused by generally lower prices and lower sales volumes of plywood and lumber. The lower plywood sales volume was a result of a temporary curtailment of plywood production due to low prices. Lumber sales volumes, on a comparable mill basis, were 5% lower in the first quarter 1996 as compared to the prior year quarter due to unusually severe winter weather slowing mill production levels. Prices were generally lower in 1996 compared to 1995 across all product lines due primarily to lower demand caused by the severe 1996 winter weather conditions across much of the U.S. that slowed construction activity. Prices for lumber sold from the Partnership's Oregon and Inland conversion facilities were 15% and 10% lower, respectively, than the first quarter 1995. The lower prices and volumes were offset in part by a $4 million timber sale in the Partnership's Inland Region.

     Cost of products sold, on a comparable mill basis, totaled $66.9 million and $75.0 million for the quarters ended March 31, 1996 and 1995, respectively. The $8.1 million decrease in costs and expenses was primarily due to lower sales volumes of lumber and plywood. Also, in response to the first quarter 1996 low product prices, the Partnership increased its harvest volumes of low cost fee timber and reduced the volume of higher cost externally purchased logs. As a result, first quarter 1996 operating margins increased to 21% from 17% in the 1995 quarter.

     Interest expense totaled $8.2 million and $7.5 million for the quarters ended March 31, 1996 and 1995, respectively. First quarter 1996 interest expense was $0.7 million higher than the 1995 quarter due primarily to $40 million of borrowings related to recent purchases of timberland and timber cutting rights.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On April 16, 1996, the Partnership announced its intention to permanently close the Albeni Falls, Idaho sawmill as of June 30, 1996. The decision to close the mill was based upon the mill's inefficient cost structure coupled with management's decision to further balance the Inland Region's fee harvest with the region's mill requirements. The closure is not expected to have a materially adverse impact on the Partnership's financial position or the results of its operations. Over the long term, the closure is anticipated to decrease the Partnership's reliance on third party log purchases, which were necessary to supply the mill. The Albeni Falls sawmill represented 17% of the Partnership's 1995 lumber production and 9% of 1995 revenues.

     In December 1995, the sawmill in Thompson Falls, Montana experienced a fire and was closed. The Partnership has since agreed to sell the facility, in its current condition, which is expected to result in an insignificant loss. The sale is scheduled to close in June 1996 and will not have a materially adverse impact on the Partnership's financial position or the results of its operations. The Thompson Falls sawmill represented 7% of the Partnership's 1995 lumber production and 4% of 1995 revenues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         None.

     B.  Reports on Form 8-K

         None.

Items 1, 2, 3, and 4 of Part II were not applicable and have been omitted.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CROWN PACIFIC PARTNERS, L.P.
                              ----------------------------
                                       (Registrant)

                              By:  Crown Pacific Management
                                   Limited Partnership,
                                   as General Partner


                              By:         Richard D. Snyder
                                   --------------------------------
                                   Vice President and Interim Chief
                                   Financial Officer and Treasurer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)


May 13, 1996