Form 10-K/A
period 1995-12-31
CROWN PACIFIC PARTNERS L P
filed 1996-07-12
CIK 930735

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
            FILED PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24976
                            ------------------------

                          CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                                AMENDMENT NO. 1

          121 S.W. Morrison Street, Suite 1500 Portland, Oregon 97204
               (Address of principal executive office, Zip Code)
                                 (503) 274-2300
              (Registrant's telephone number including area code)

                  DELAWARE                                      93-1161833
       (State or other jurisdiction of             (I.R.S. Employer Identification no.)
       incorporation or organization)

    The undersigned Registrant hereby amends the following items of its Annual Report for 1995 on Form 10-K as set forth in the pages attached hereto:

Item 10  Directors and Executive Officers
Item 11  Executive Compensation

    Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CROWN PACIFIC PARTNERS, L.P.

                                       By: Crown Pacific Management Limited
                                       Partnership
                                              as Managing General Partner

                                       By:         /s/ RICHARD D. SNYDER

                                          --------------------------------------
                                                    Richard D. Snyder
                                             VICE PRESIDENT, CHIEF FINANCIAL
                                                          OFFICER
                                                      AND TREASURER

Date: July 11, 1996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

    Set forth below is certain information concerning the directors and executive officers of the Managing General Partner. As the general partners of the Managing General Partner, Fremont and a corporation owned by Messrs. Stott and Krage elect directors of the Managing General Partner on an annual basis. All officers of the Managing General Partner serve at the discretion of the directors of the Managing General Partner.

    ROBERT JAUNICH II, 56, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of direct investments of Fremont. From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of Consolidated Freightways, Inc., the board of control of Petro Stopping Centers, L.P. (a leading operation of large, multi-service truck stops in the United States in which Fremont has a substantial equity investment) and on the boards of directors of various private companies.

    PETER W. STOTT, 52, Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a temperature controlled regional motor carrier company located in Portland, Oregon, which employs over 350 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Trustees for the Nature Conservancy and a member of the Board of Directors for Liberty Northwest Insurance Company.

    JAMES A. BONDOUX, 56, Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner's Executive Committee and Compensation Committee. He has been a managing principal of Fremont since December 1984 concentrating on private ventures and special situation equity investments. Mr. Bondoux currently serves on the board of control of Petro Stopping Centers, L.P.

    RICHARD B. KELLER, 67, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Keller has been President of Keller Enterprises, Inc. since 1975. He was Senior Vice President of Western Kraft Corporation, a division of Willamette Industries, Inc. from 1970 to 1975 and held various positions with Western Kraft from 1954. Mr. Keller started his career in the forest products industry at Georgia-Pacific Corporation where he served as an Assistant to the Vice Chairman.

    JOHN W. LARSON, 58, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989. Mr. Larson served as Director of McKinsey and Company from 1965 to 1984.

    CHRISTOPHER G. MUMFORD, 50, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He has been a General Partner of Scarff, Sears & Associates in San Francisco since 1986. In addition to his duties with this private investment partnership, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to June 1994, and has served as a director of several other privately owned companies.

    WILLIAM L. SMITH, 54, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 20 years of experience managing timberland and developing recreational properties, including his service as President of Brooks Resources Corporation from 1973 to 1983. Mr. Smith also served as Planning Director of Brooks Scanlon, Inc.

    ROGER L. KRAGE, 48, has been Secretary and General Counsel of the General Partners since 1994 and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 15 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with corporate planning and execution.

    G.P. ("PAT") HANNA, 67, Senior Vice President of the Managing General Partner, oversees Crown Pacific's timberland and manufacturing operations. Mr. Hanna, who joined Crown Pacific in 1989 from Willamette Industries, Inc., has over 35 years experience in managing timberlands. He was the Raw Materials Manager for Willamette Industries, Inc. from 1974 to 1989; and from 1969 until 1974, he was the Timber Contract Supervisor and Resident Forester for that company.

    P.A. ("TONY") LEINEWEBER, 51, Vice President of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 16 years experience in managing these corporate functions.

    RICHARD D. SNYDER, 49, Vice President, Chief Financial Officer and Treasurer of the Managing General Partner. Mr. Snyder joined Crown Pacific in November 1992 as Treasurer and Chief Financial Officer. In September 1994, Mr. Snyder assumed the duties of Assistant to the President. Subsequently, Mr. Snyder temporarily reassumed the duties of the Chief Financial Officer and Treasurer in September 1995. Mr. Snyder has over 25 years experience in the accounting profession focusing primarily on the forest products industry. He worked for seven years as a CPA with Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance. From 1981 through 1992, he was Vice President of Finance for Gregory Forest Products.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth a summary of compensation for the year ended December 31, 1995 for the President and Chief Executive Officer and the four other most highly compensated executive officers of Crown Pacific Management Limited Partnership, the Registrant's Managing General Partner, for services rendered in all capacities.

                                    TABLE 1

                                                                                                            LONG-TERM
                                                                   ANNUAL COMPENSATION                     COMPENSATION
                                                  ------------------------------------------------------  --------------
                    NAME AND                                                             OTHER ANNUAL       SECURITIES
               PRINCIPAL POSITION                                                      COMPENSATION ($)     UNDERLYING
                      (1)                           YEAR     SALARY ($)    BONUS ($)          (2)          OPTIONS (#)
- ------------------------------------------------  ---------  -----------  -----------  -----------------  --------------
Peter W. Stott..................................       1995  $   600,000  $   250,000      $       0          188,335(3)
  President & Chief Executive Officer
Roger L. Krage..................................       1995  $   250,000  $   100,000      $       0          188,335(3)
  Secretary and General Counsel
Richard D. Snyder...............................       1995  $   130,733  $     6,000      $       0            8,000(4)
  Vice President, Chief Financial Officer and
  Treasurer
G. Pat Hanna....................................       1995  $   125,000  $    18,000      $       0            8,000(4)
  Senior Vice President
P. A. Leineweber................................       1995  $   126,000  $    25,000      $       0            8,000(4)
  Vice President

- ------------------------
(1) Principal position as of December 31, 1995.

(2) Other annual compensation for the named executive officers has not been included as no amounts are greater than the lesser of $50,000 or 10% of the total annual salary and bonus for such officer.

(3) In January 1995, the Board of Control of the Managing General Partner ratified the Crown Pacific Management Limited Partnership 1994 Unit Option Plan ("Unit Option Plan"), whereby Messrs. Stott and Krage each received options to purchase 188,335 Common Units with an exercise price of $21.50 per Unit (the "Front End Options"). Such options vest only if all of the following conditions are met:

           A)  The  Partnership's Subordinated  Units  have converted  to Common
       Units;

           B) The officer continued his employment with the Managing General Partner through at least December 31, 1999; and

           C) The Partnership has made distributions to holders of both Common Units and Subordinated Units at certain minimum levels through December 31, 1999.

    Provided the above conditions are met, the Front End Options may be exercised during the period beginning on December 31, 1999 through December 31, 2004.

(4) In January 1995, Messrs. Snyder, Hanna and Leineweber each received an option to purchase 8,000 Common Units pursuant to the Unit Option Plan ("Annual Options"). The exercise price was $21.50 per Unit. Each option vests over a four-year period, 10% in year one, an additional 20% in year two, an additional 30% in year three, and the final 40% in year four. Once the options vest, they are generally exercisable for a ten-year period. No options were exercised in 1995.

    The following table summarizes the options granted to the five most highly compensated executive officers of the Managing General Partner since the Partnership's inception, December 22, 1994 through December 31, 1995. These option grants were ratified by the Board of Control of the Managing General Partner in January 1995.

                                    TABLE 2

                                                                                                 POTENTIAL REALIZABLE VALUE AT
                                      INDIVIDUAL GRANTS                                       ASSUMED ANNUAL RATES OF UNIT PRICE
                           ---------------------------------------                             APPRECIATION FOR OPTION TERM (3)
                             NUMBER OF                                                        -----------------------------------
                            SECURITIES       % OF TOTAL OPTIONS      EXERCISE                     0%
                            UNDERLYING      GRANTED TO EMPLOYEES       PRICE     EXPIRATION       ($)          5%         10%
NAME                        OPTIONS (#)      IN THE FISCAL 1995      ($/UNIT)       DATE          --          ($)         ($)
- -------------------------  -------------  ------------------------  -----------  -----------               ----------  ----------
Peter W. Stott...........     188,335(1)              33.8%          $   21.50     12/31/04    $       0   $1,118,720  $2,472,079
Roger L. Krage...........     188,335(1)              33.8%          $   21.50     12/31/04    $       0   $1,118,720  $2,472,079
Richard D. Snyder........       8,000(2)               1.4%          $   21.50     12/31/04    $       0   $   47,520  $  105,008
G. Pat Hanna.............       8,000(2)               1.4%          $   21.50     12/31/04    $       0   $   47,520  $  105,008
P. A. Leineweber.........       8,000(2)               1.4%          $   21.50     12/31/04    $       0   $   47,520  $  105,008

- ------------------------------
(1) Amounts represent the issuance of Front End Options. See 3 in Table 1 for a general description of the option terms.

(2) Amounts represent the issuance of Annual Options. See 4 in Table 1 for a general description of option terms.

(3) Amounts estimate the value of the options, assuming the respective annual compounded increase in the Partnership's Unit Price from the time the options were granted, net of the exercise price. These values have been determined based upon assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Partnership's Common Units.

COMPENSATION OF DIRECTORS

    Outside Directors of the Board of Control of the Managing General Partner receive an annual retainers of $15,000 plus $1,000 for each Board of Control meeting and committee meeting attended. Messrs. Jaunich, Stott, and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None.