Form 10-Q
period 1996-06-30
CROWN PACIFIC PARTNERS L P
filed 1996-08-14
CIK 930735

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

        Yes  X    No
            ---      ---

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CROWN PACIFIC PARTNERS, L.P.

                         CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                        JUNE 30,       JUNE 30,
                                                         1996           1995
                                                      -----------     ---------

Revenues ............................................   $96,082        $88,674

Operating costs:
  Cost of products sold .............................    76,266         71,646
  Selling, general and administrative expenses ......     4,609          4,957
                                                        -------        -------

Operating income ....................................    15,207         12,071

Interest expense ....................................    10,309          7,699
Amortization of debt issuance costs .................       155            132
Other, net ..........................................       300             74
                                                        -------        -------

Net income ..........................................    $4,443         $4,166
                                                        -------        -------
                                                        -------        -------

Net income per Unit .................................     $0.24          $0.23
                                                        -------        -------
                                                        -------        -------





          SEE ACOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             CROWN PACIFIC PARTNERS, L.P.

                          CONSOLIDATED STATEMENT OF INCOME
                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                    (UNAUDITED)

                                                  FOR THE SIX MONTHS ENDED
                                                   JUNE 30,       JUNE 30,
                                                     1996           1995
                                                  ---------       --------
Revenues ............................              $180,637       $186,508

Operating costs:
  Cost of products sold .............               143,148        152,641
  Selling, general and
   administrative expenses ..........                 9,921         10,266
                                                   --------       --------

Operating income ....................                27,568         23,601

Interest expense ....................                18,554         15,221
Amortization of debt issuance
 costs ..............................                   281            248
Other expense (income), net .........                   126           (150)
                                                   --------       --------

Net income ..........................              $  8,607         $8,282
                                                   --------       --------
                                                   --------       --------

Net income per Unit .................              $   0.47          $0.45
                                                   --------       --------
                                                   --------       --------







          SEE ACOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CROWN PACIFIC PARTNERS, L.P.

                             CONSOLIDATED BALANCE SHEET
                                  (IN THOUSANDS)


                         ASSETS

                                                            JUNE 30,     DECEMBER 31,
                                                              1996           1995
                                                          -----------    ------------
                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents  .......................       $ 10,755       $ 10,292
  Accounts receivable  .............................         42,026         32,576
  Notes receivable  ................................         13,834          5,571
  Inventories  .....................................         33,387         46,747
  Deposits on timber cutting contracts  ............          8,037          9,399
  Prepaid and other current assets  ................          6,345          5,395
                                                           --------       --------

     Total current assets  .........................        114,384        109,980
Property, plant and equipment, net  ................         40,714         40,920
Timber, timberlands and roads, net  ................        526,489        320,063
Other assets  ......................................         11,767          5,542
                                                           --------       --------

     Total assets  .................................       $693,354       $476,505
                                                           --------       --------
                                                           --------       --------

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable  ...................................        $17,000        $19,100
  Accounts payable  ................................         14,587         10,938
  Accrued expenses  ................................         11,953         10,469
  Accrued interest  ................................          3,073          2,736
                                                           --------       --------


     Total current liabilities  ....................         46,613         43,243
Long-term debt   ...................................        550,000        326,000
Other non-current liabilities   ....................            211            206
                                                           --------       --------
                                                            596,824        369,449
                                                           --------       --------

Commitments and contingent liabilities

Partners' capital:
    General partners  ..............................           (256)          (152)
    Limited partners (18,133,527 Units
     outstanding)  .................................         96,786        107,208
                                                           --------       --------
     Total partners' capital  ......................         96,530        107,056
                                                           --------       --------

     Total liabilities and partners' capital .......       $693,354       $476,505
                                                           --------       --------
                                                           --------       --------





          SEE ACOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        CROWN PACIFIC PARTNERS, L.P.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                             JUNE 30,   JUNE 30,
                                                               1996       1995
                                                            ---------   --------
Cash flows from operating activities:
  Net income .............................................. $   8,607   $ 8,282
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization ............    18,561    14,397
      Gain on sale of property ............................    (5,206)   (2,688)
      Other ...............................................        20    (1,252)
  Net change in current assets and current
    liabilities:
      Accounts and notes receivable .......................   (11,040)   (3,573)
      Inventories .........................................    13,701    10,192
      Deposits on cutting contracts .......................     1,362     1,141
      Prepaid and other current assets ....................      (956)   (2,070)
      Accounts payable and accrued expenses ...............     3,753    (7,191)
                                                            ---------  --------
Net cash provided by operating activities .................    28,802    17,238
                                                            ---------  --------
Cash flows from investing activities:
  Additions to timberlands ................................  (209,902)   (5,346)
  Additions to timber cutting rights ......................   (12,842)   (3,976)
  Additions to equipment ..................................    (5,069    (5,378)
  Proceeds from sales of property .........................     2,676     8,051
  Restricted cash for future timberland acquisitions ......        --    (4,053)
  Other investing activities ..............................      (598)     (448)
                                                            ---------  --------
Net cash used in investing activities .....................  (225,735)  (11,150)
                                                            ---------  --------
Cash flows from financing activities:
  Net (decrease) increase in short-term borrowing .........    (2,100)    4,492
  Proceeds from issuance of  long-term debt ...............   264,000    10,000
  Repayments of long-term debt ............................   (40,000)   (3,000)
  Distributions to partners ...............................   (19,133)  (10,469)
  Other financing activities ..............................    (5,371)     (637)
                                                            ---------  --------
Net cash provided by financing activities .................   197,396       386
                                                            ---------  --------
Net increase in cash and cash equivalents .................       463     6,474
Cash and cash equivalents at beginning of period...........    10,292     6,421
                                                            ---------  --------
Cash and cash equivalents at end of period................. $  10,755  $ 12,895
                                                            ---------  --------
                                                            ---------  --------



          SEE ACOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 1996 and 1995 have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

     Net income per Unit was calculated using the average number of Common and Subordinated Units outstanding divided into net income, after adjusting for the General Partner interest. At June 30, 1996, the average number of Units outstanding was 18,133,527.

2.  INVENTORIES

     Inventories consisted of the following (in thousands):


                               JUNE 30,              DECEMBER
                                1996                   1995
                                ----                   ----

          Finished goods       $ 9,923               $12,557

          Work-in-process        3,166                 2,680

          Logs                  14,949                27,169

          Supplies               3,434                 3,600

          LIFO effect            1,915                   741
                               -------               -------

            Total              $33,387               $46,747
                               -------               -------
                               -------               -------


3.  TIMBER AND TIMBERLANDS

     On May 15, 1996, the Partnership purchased 207,000 acres of northwest timberland from Cavenham Forest Industries for $205 million (the "Cavenham
Acquisition").   The Cavenham Acquisition was initially financed with a $250 million bank credit facility (the "Acquisition Facility") from a syndicate of financial institutions, which has been subsequently renegotiated (see Note
4). The Acquisition Facility consisted of an acquisition term loan in the principal amount of $150 million and a bridge term loan in the principal amount of $100 million. On the closing of the Cavenham Acquisition, the Partnership borrowed $210 million, including $5 million for closing and financing costs, and an additional $40 million to repay outstanding long-term bank borrowings under its previously existing bank acquisition facility, which was terminated at closing. The acquisition term loan required principal payments in varying amounts beginning on September 30, 1998 and was scheduled to mature on June 30, 2002. The Acquisition Facility agreements required that the Partnership raise at least $100 million through the sale of additional Common Units, net of related issuance costs, by no later than June 30, 1997, and use the proceeds first to pay the bridge term loan.

4.  SUBSEQUENT EVENTS

     On July 10, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. The distribution will total approximately $9.6 million (including $0.1 million to the General Partners) and will be paid on August 14, 1996 to Unitholders of record on July 19, 1996.

     On August 1, 1996, the Partnership sold 7,455,330 additional common units in a public offering (the "Offering"). Net proceeds from the Offering totaled $132.6 million, which included $2.8 million from the General Partner. The net proceeds were used to redeem the special allocation units for $4.1 million and to retire the debt incurred to fund the May 15, 1996 Cavenham timberland acquisition (See Note 3). An additional 2,647,470 common units were sold in the Offering by certain selling Unitholders.

     On August 6, 1996, the Partnership renegotiated its Acquisition Facility with a syndicate of banks for which Bank of America National Trust & Savings Association acts as agent. The new acquisition facility (the "New Acquisition Facility") allows the Partnership to borrow up to $125 million for the acquisition of timberlands and related assets. The New Acquisition Facility bears a floating rate of interest and is a three-year revolving facility. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings to a four-year term loan, requiring principal payments equal to 25% of the outstanding principal balance on the conversion date. The New Acquisition Facility contains certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness.

     On August 13, 1996, the Partnership issued $91 million of new senior notes (the "New Senior Notes"). The proceeds from the New Senior Note issuance were used to repay bank indebtedness incurred in connection with the Cavenham Acquisition under the Acquisition Facility. The New Senior Notes bear an average rate of interest of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities plus 50 basis points, having a similar average maturity as the New Senior Notes. The New Senior Notes have certain restrictive covenants, which are similar to the existing Senior Note Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Partnership, through the Operating Partnership, owns and operates timberland properties and wood product manufacturing operations located in the northwestern U.S. The Partnership's primary business consists of the growing and harvesting of timber for sale as logs in domestic and export markets and the manufacture and sale of lumber, plywood and other wood products.

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

     Effective April 1, 1996, the United States and Canadian governments agreed to a five-year lumber trade agreement. The agreement is intended to reduce the volume of Canadian lumber imported into the United States. The agreement allows for up to 14.7 billion board feet of Canadian lumber imports from the four major Canadian lumber producing provinces, which represents approximately a 10% decrease from 1995 import levels. Annual exports in excess of 14.7 billion board feet will be subject to an export tax paid to the United States government.

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

     CURRENT MARKET CONDITIONS. Second quarter 1996 industry composite prices for lumber were 26% higher than prices realized in the second quarter 1995 and 16% higher than the first quarter 1996. The higher prices were primarily the result of increased demand resulting from improved U.S. housing starts.

     Industry composite plywood prices were 10% lower in the second quarter 1996 as compared to the 1995 quarter and 1% higher compared to the first quarter 1996. Plywood prices were generally lower in 1996 due to increased supplies of Oriented Strand Board ("OSB"), which is a lower cost substitute for certain plywood products.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary source of liquidity has been cash from operations. During the first six months of 1996, net cash provided by operating activities was $28.8 million, compared to $17.2 million for the first six months of 1995. Cash from operating activities was $11.6 million lower for the six months ended June 30, 1995 primarily due to the unusual cash requirements related to the initial public offering on December 22, 1994. The 1996 change in working capital is more representative of the Partnership's normal operations. The accounts and notes receivable balance was $23.9 million higher at the end of the second quarter 1996 as compared to 1995 due primarily to higher sales volumes of lumber, logs and stumpage. At June 30, 1996, the Partnership had $10.8 million of cash and cash equivalents.

     On May 15, 1996, the Partnership purchased 207,000 acres of timberland located in Oregon and Washington states for $205 million (the "Cavenham Acquisition"), plus $5 million for financing and closing costs. In connection with Cavenham Acquisition, the Partnership renegotiated its bank credit facility (the "Acquisition Facility") to allow it to borrow $250 million,
including $40 million to repay previously existing bank debt.   The
Acquisition Facility consisted of a seven-year acquisition term loan in the principal amount of $150 million and a bridge loan in the principal amount of $100 million. The acquisition term loan required principal payments in varying amounts beginning on September 30, 1998 and was scheduled to mature on June 30, 2002. The Acquisition Facility agreements required that the Partnership raise at least $100 million through the sale of additional Common Units, net of related issuance costs, by no later than June 30, 1997, which must be used first to pay the bridge term loan. At June 30, 1996, the Partnership had $250 million of borrowings outstanding under this credit facility.

     On August 6, 1996, the Partnership sold 7,455,330 additional common units in a public offering (the "Offering"). Net proceeds from the Offering totaled $132.6 million, including $2.8 million from the General Partners, which was used to redeem the special allocation units for $4.1 million and to repay borrowings outstanding under the Acquisition Facility.

     Also, on August 6, 1996, the Partnership renegotiated its Acquisition Facility to allow it to borrow up to $125 million for the acquisition of timberlands and related assets (the "New Acquisition Facility"). The New Acquisition Facility bears a floating rate of interest and is a three-year revolving facility. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings to a four-year term loan, requiring principal payments equal to 25% of the outstanding principal balance on the conversion date.

     The Partnership also has a three year revolving credit facility (the "Working Capital Facility") with a group of banks, which allows it to borrow up to $40 million for working capital and general corporate purposes. The Working Capital Facility bears a floating rate of interest and requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve month period; this was last
completed during April and May 1996.   At June  30, 1996, the Partnership had
$17.0 million of borrowings outstanding under this credit facility.

     On August 13, 1996, the Partnership issued $91 million of Senior Notes (the "New Senior Notes"). The proceeds from the New Senior Notes were used to repay borrowings under the Acquisition Facility. The New Senior Notes bear an interest rate of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, plus 50 basis points, having a similar average maturity as the New Senior Notes. The New Senior Notes have certain restrictive covenants, which are similar to the previously existing Senior Note Agreements.

     In addition to the New Senior Notes, the Partnership has $300 million of Senior Notes that were issued in connection with its initial public offering of units. The Senior Notes are unsecured and require semi-annual interest payments on June 1 and December 1 of each year, through 2009. The Senior Notes are redeemable prior to maturity subject to a premium on redemption, which is based on interest rates of U.S. Treasury securities, plus 50 basis points, having a similar average maturity as the Senior Notes. The Senior Note agreements require the Partnership to make annual principal payments of $37.5 million on December 1 of every year beginning in 2002 and continuing through the year 2009.

     The Partnership's senior notes and bank credit facilities contain certain restrictive covenants, including limitations on harvest levels, property sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants as of June 30, 1996.

     On July 10, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. The distribution will total approximately $9.6 million (including $0.1 million to the General Partners) and will be paid on August 14, 1996 to Unitholders of record on July 19, 1996.

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

CAPITAL EXPENDITURES

     Capital expenditures were $227.8 million and $14.7 million for the six months ended June 30, 1996, and 1995, respectively. Timber and timberland capital expenditures of $222.7 million were primarily for the May 15, 1996 purchase of 207,000 acres of northwest timberland from Cavenham Forest Industries for $205 million. See Note 3 to the Financial Statements for further discussion of the Cavenham timberland purchase and related financing activities. Other timber and timberland expenditures of $17.7 million were for the purchase of additional timber cutting rights and timberlands, the construction and repair of logging roads, and the reforestation of the timberlands. Plant and equipment capital expenditures of $5.1 million primarily were made to increase the efficiency and operating capacity of the manufacturing facilities, to purchase logging machinery, and to replace and retire older machinery and equipment. Crown Pacific funded its capital expenditures from bank borrowings, internally generated funds, property sales, and cash and cash equivalents.

     Total 1996 capital expenditures, excluding purchases of timber and timberland, should approximate $20.0 million of which $17.1 million is for the construction of logging roads, reforestation of timberlands, and improvements to increase the efficiency and productive capacity of the Company's operations. The remaining $2.9 million is for the ongoing replacement and maintenance of the manufacturing facilities and other operating assets.

RESULTS OF OPERATIONS

     The following table summarizes sales, operating costs and operating income (in thousands):


                              THREE MONTHS              SIX MONTHS
                                JUNE 30,                 JUNE 30,
                             1996      1995           1996      1995
                             ----      ----           ----      ----

Revenues.................  $96,082    $88,674      $180,637   $186,508

Operating Costs..........   80,875     76,603       153,069    162,907
                           -------    -------      --------   --------

Operating Income.........  $15,207    $12,071      $ 27,568   $ 23,601
                           -------    -------      --------   --------
                           -------    -------      --------   --------


     The Partnership's Thompson Falls, Montana sawmill effectively closed in December 1995 due to a fire and was subsequently sold in June 1996. In order to enhance the comparability of the quarter's results, the Thompson Falls sawmill's 1995 operations have been excluded from the analysis below.

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     Revenues totaled $96.1 million and $86.5 million for the quarters ended June 30, 1996 and 1995, respectively. The $9.6 million increase in revenues was primarily caused by higher sales volumes of plywood, lumber, logs and stumpage, which were offset in part by lower prices for residual wood chips. Plywood sales volume was lower in the 1995 quarter due to a labor strike that temporarily curtailed production. Lumber sales volume was 17% higher in the second quarter 1996 as compared to the prior year quarter due to higher production volume and higher average lumber prices in the Partnership's
Inland Division. Log and stumpage sales volumes were 19% higher during the 1996 quarter due to increased harvest volume from the timberland obtained in the Cavenham Acquisition. Prices for lumber sold from the Partnership's Oregon and Inland manufacturing facilities during the three months ended June 30, 1996 were 7% lower and 7% higher, respectively, than the second quarter 1995. In addition, residual wood chip prices decreased by 64% in the second quarter 1996 as compared to the 1995 quarter due to excess chip inventories at regional pulp and paper mills caused by decreases in pulp and paper prices.

     Cost of products sold totaled $76.3 million and $69.1 million for the quarters ended June 30, 1996 and 1995, respectively. The $7.2 million increase in costs and expenses was primarily due to higher sales volumes of lumber, plywood, logs and stumpage. Second quarter 1996 operating margins increased to 15.8% from 13.6% in the 1995 quarter due primarily to increased sales volumes of higher margin logs and stumpage.

     Interest expense totaled $10.3 million and $7.7 million for the quarters ended June 30, 1996 and 1995, respectively. Second quarter 1996 interest expense was $2.6 million higher than the 1995 quarter due to $250 million of borrowings principally related to the May 1996 timberland purchase.

FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

     Revenues totaled $180.6 million and $178.9 million for the six months ended June 30, 1996 and 1995, respectively. The $1.7 million increase in revenues was primarily due to a $6.6 million increase in log and stumpage sales, offset by lower lumber and residual wood chip prices. Lumber prices in the Oregon and Inland regions for the six months ended June 30, 1996 were 11% and 3% lower, respectively, than the 1995 period. Residual wood chip prices decreased by 41% in the first half of 1996 as compared to the 1995 period due to excess chip inventories at regional pulp and paper mills caused by decreases in pulp and paper prices. External log and stumpage sales volumes were 51% higher during the first six months of 1996 as compared to the 1995 period primarily due to harvest volumes from the recently acquired timberlands and $5.2 million in stumpage sales in the Inland Region during the first quarter of 1996.

     Cost of products sold on a comparable mill basis totaled $143.1 million and $144.4 million for the six months ended June 30, 1996 and 1995, respectively. In response to low first quarter 1996 product prices, the Partnership increased its harvest volumes of low-cost fee timber and reduced the volume of higher cost externally purchased logs. This change in product mix resulted in increased operating margins from 12.7% in the first half of 1995 to 15.3% in the 1996 period.

     Interest expense totaled $18.6 million and $15.2 million for the six months ended June 30, 1996 and 1995, respectively. The higher 1996 interest expense primarily was from increased borrowings relating to the Cavenham Acquisition.

                    PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     In June 1996, the Partnership permanently closed its Albeni Falls, Idaho sawmill due to its inefficient cost structure coupled with management's decision to further balance the Inland Region's fee harvest with the region's mill requirements. The closure is not expected to have a materially adverse impact on the Partnership's financial position or the results of its operations. Over the long term, the closure is anticipated to decrease the Partnership's reliance on third party log purchases, which were necessary to supply the mill. The Albeni Falls sawmill represented 17% of the Partnership's 1995 lumber production and 9% of 1995 revenues.

     On July 10, 1996, the Partnership announced its intention to permanently close its Redmond, Oregon plywood plant by the end of the third quarter. The decision to close the plywood plant was based on a sharp decline in plywood prices resulting from increased competition from lower cost panel substitutes such as OSB. The closure is not expected to have a materially adverse impact on the Partnership's financial position or the results of its operations.
The Redmond plywood plant represented 8% of the Partnership's 1995 revenues.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          4.5 Form of amended and restated Facility B Credit Agreement (incorporated by reference from 4.5 on Form S-3
               (registration # 33-05099)).

          4.6 Form of amended and restated Credit Agreement (incorporated by reference from 4.6 on Form S-3 (registration #33-05099)).

     B.   Reports on Form 8-K

          Acquisition of Timberland dated May 15, 1996

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


                              CROWN PACIFIC PARTNERS, L.P.
                              ----------------------------
                                      (Registrant)

                              By:  Crown Pacific Management
                                   Limited Partnership,
                                   as General Partner


                              By:         Richard D. Snyder
                                   --------------------------------
                                   Vice President and Chief
                                   Financial Officer and Treasurer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)


August 14, 1996