Form 10-Q
period 1996-09-30
CROWN PACIFIC PARTNERS L P
filed 1996-11-13
CIK 930735

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C 20549

                                  FORM 10-Q


     (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                     OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24976

                         CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


        Delaware                                             93-1161833
(Sate or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1995
                                                    -------------  -------------

Revenues . . . . . . . . . . . . . . . . . . . .       $108,813        $107,449

Operating costs:
  Cost of products sold  . . . . . . . . . . . .         87,936          89,606
  Selling, general and administrative expenses .          4,380           5,639
                                                     ----------      ----------
Operating income . . . . . . . . . . . . . . . .         16,497          12,204

Interest expense . . . . . . . . . . . . . . . .         10,833           7,823
Amortization of debt issuance costs  . . . . . .            170             126
Other income, net  . . . . . . . . . . . . . . .           (413)           (132)
                                                     ----------      ----------

Net income . . . . . . . . . . . . . . . . . . .         $5,907          $4,387
                                                     ----------      ----------
                                                     ----------      ----------

Net income per Unit  . . . . . . . . . . . . . .          $0.25           $0.24
                                                     ----------      ----------
                                                     ----------      ----------

Weighted average Units outstanding . . . . . . .     23,313,960      18,133,527
                                                     ----------      ----------
                                                     ----------      ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                       1996          1995
                                                   -------------  -------------


Revenues . . . . . . . . . . . . . . . . . . . .      $289,450       $293,957

Operating costs:
  Cost of products sold  . . . . . . . . . . . .       231,084        242,247
  Selling, general and administrative
   expenses  . . . . . . . . . . . . . . . . . .        14,301         15,905
                                                    ----------     ----------

Operating income . . . . . . . . . . . . . . . .        44,065         35,805

Interest expense . . . . . . . . . . . . . . . .        29,387         23,044
Amortization of debt issuance costs  . . . . . .           451            374
Other income, net  . . . . . . . . . . . . . . .          (287)          (282)
                                                    ----------     ----------

Net income . . . . . . . . . . . . . . . . . . .       $14,514        $12,669
                                                    ----------     ----------
                                                    ----------     ----------

Net income per Unit  . . . . . . . . . . . . . .         $0.72          $0.69
                                                    ----------     ----------
                                                    ----------     ----------

Weighted average Units outstanding . . . . . . .    19,872,943     18,133,527
                                                    ----------     ----------
                                                    ----------     ----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CROWN PACIFIC PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                    ASSETS

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1996            1995
                                               -------------   ------------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents . . . . . . . . .     $13,698        $10,292
  Accounts receivable . . . . . . . . . . . .      47,455         32,576
  Notes receivable  . . . . . . . . . . . . .      11,808          5,571
  Inventories . . . . . . . . . . . . . . . .      39,013         46,747
  Deposits on timber cutting contracts  . . .       6,349          9,399
  Prepaid and other current assets  . . . . .       5,682          5,395
                                               -------------  ------------
    Total current assets  . . . . . . . . . .     124,005        109,980
  Property, plant and equipment, net  . . . .      44,955         40,920
  Timber, timberlands and roads, net  . . . .     516,207        320,063
  Other assets  . . . . . . . . . . . . . . .      19,884          5,542
                                               -------------  ------------
    Total assets  . . . . . . . . . . . . . .    $705,051       $476,505
                                               -------------  ------------
                                               -------------  ------------

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable . . . . . . . . . . . . . . .     $15,000        $19,100
  Accounts payable  . . . . . . . . . . . . .      16,119         10,938
  Accrued expenses  . . . . . . . . . . . . .      16,911         10,469
  Accrued interest  . . . . . . . . . . . . .      10,651          2,736
                                              -------------  -------------
    Total current liabilities . . . . . . . .      58,681         43,243
  Long-term debt  . . . . . . . . . . . . . .     393,000        326,000
  Other non-current liabilities . . . . . . .       1,627            206
                                              -------------  -------------
                                                  453,308        369,449
                                              -------------  -------------

Commitments and contingent liabilities

Partners' capital:
  General partners  . . . . . . . . . . . . .       2,938           (152)
  Limited partners (27,104,277 Units
   outstanding at September 30, 1996
   and 18,133,527 Units outstanding at
   December 31, 1995) . . . . . . . . . . . .     248,805        107,208
                                              -------------  -------------
    Total partners' capital . . . . . . . . .     251,743        107,056
                                              -------------  -------------
    Total liabilities and partners' capital .    $705,051       $476,505
                                              -------------  -------------
                                              -------------  -------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CROWN PACIFIC PARTNERS, L.P.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                  1996            1995
                                              -------------  -------------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . .     $14,514       $12,669
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depletion, depreciation and amortization .     31,233        23,382
    Gain on sale of property  . . . . . . . .      (8,545)       (5,853)
    Other . . . . . . . . . . . . . . . . . .        (699)       (1,681)
Net change in current assets and current
   liabilities:
    Accounts and notes receivable . . . . . .      (6,791)       (9,355)
    Inventories . . . . . . . . . . . . . . .       7,798         4,121
    Deposits on cutting contracts . . . . . .       3,050         1,827
    Prepaid and other current assets  . . . .        (300)       (1,543)
    Accounts payable and accrued expenses . .      14,289        (1,574)
                                              -------------  -------------
Net cash provided by operating activities . .      54,549        21,993
                                              -------------  -------------

Cash flows from investing activities:
  Additions to timberlands  . . . . . . . . .    (213,201)      (24,733)
  Additions to timber cutting rights  . . . .     (12,842)       (3,976)
  Additions to equipment  . . . . . . . . . .      (8,555)       (7,567)
  Proceeds from sales of property . . . . . .       6,643         9,999
  Restricted cash for future timberland
    acquisitions  . . . . . . . . . . . . . .         -            (221)
  Purchase of businesses  . . . . . . . . . .      (6,028)           -
  Other investing activities  . . . . . . . .         (12)         (516)
                                              -------------  -------------
Net cash used in investing activities . . . .    (233,995)      (27,014)
                                              -------------  -------------

Cash flows from financing activities:
  Net (decrease) increase in short-term
    borrowing . . . . . . . . . . . . . . . .      (5,517)        3,792
  Proceeds from issuance of long-term debt  .     343,000        33,000
  Repayments of long-term debt  . . . . . . .    (276,000)       (7,000)
  Proceeds from sale of partnership
    interests . . . . . . . . . . . . . . . .     165,252            -
  Distributions to partners . . . . . . . . .     (28,830)      (19,905)
  Redemption of partners Special Allocation
    Units . . . . . . . . . . . . . . . . . .      (4,100)           -
  Debt and equity issuance costs  . . . . . .     (10,529)
  Other financing activities  . . . . . . . .        (424)         (634)
                                              -------------  -------------
Net cash provided by financing activities . .     182,852         9,253
                                              -------------  -------------

Net increase in cash and cash equivalents . .       3,406         4,232
Cash and cash equivalents at beginning of
  period  . . . . . . . . . . . . . . . . . .      10,292         6,421
                                              -------------  -------------

Cash and cash equivalents at end of period  .     $13,698       $10,653
                                              -------------  -------------
                                              -------------  -------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CROWN PACIFIC PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

     Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), owns and operates timberland and wood product manufacturing operations in the northwestern United States. Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% General Partner interest in the Operating Partnership. Crown Pacific, Ltd., the Special General Partner of the Partnership, together with the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns the remaining
 .01% general partner interest in the Partnership and a 9.8% limited partnership interest in the Partnership. As used herein, "Partnership" and "Crown Pacific" refer to the Partnership and the Operating Partnership taken as a whole.

     The accompanying financial statements reflect the consolidated financial position, results of operations and cash flows of the Partnership. The consolidated financial statements include all the accounts of the Partnership. All significant intercompany transactions have been eliminated.

     The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 1996 and 1995 have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

     Net income per Unit was calculated using the weighted average number of Common and Subordinated Units outstanding divided into net income, after adjusting for the General Partner interest. For the three months and nine months ended September 30, 1996, the weighted average number of Units outstanding was 23,313,960 and 19,872,943, respectively. For the three months and nine months ended September 30, 1995 the weighted average number of Units outstanding was 18,133,527.

2.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                       SEPTEMBER 30,        DECEMBER 31,
                                           1996                 1995
                                       ------------         ------------
         Finished goods                  $ 7,055               $12,557
         Work-in-process                   4,917                 2,680
         Logs                             22,573                27,169
         Supplies                          1,953                 3,600
         LIFO effect                       2,515                   741
                                         -------               -------
           Total                         $39,013               $46,747
                                         -------               -------
                                         -------               -------

3.  TIMBER AND TIMBERLANDS

     On May 15, 1996, the Partnership purchased 207,000 acres of northwest timberland from Cavenham Forest Industries for $205 million (the "Cavenham Acquisition"). The Cavenham Acquisition was initially financed with a $250 million bank credit facility (the "Acquisition Facility") from a syndicate of financial institutions, which has been subsequently renegotiated (see Note
4). The Acquisition Facility consisted of an acquisition term loan in the principal amount of $150 million and a bridge term loan in the principal amount of $100 million. On the closing of the Cavenham Acquisition, the Partnership borrowed $210 million, including $5 million for closing and financing costs, and an additional $40 million to repay outstanding long-term bank borrowings under its previously existing bank acquisition facility, which was terminated at closing. The Acquisition Facility was repaid from the proceeds of a new equity offering and the placement of new Senior Notes (see Notes 4 and 5).

4.  BORROWINGS

     On August 6, 1996, the Partnership renegotiated its Acquisition
Facility with a syndicate of banks for which Bank of America National Trust & Savings Association acts as agent. The new acquisition facility (the "New Acquisition Facility") allows the Partnership to borrow up to $125 million for the acquisition of timberlands and related assets. The New Acquisition Facility bears a floating rate of interest and is a three-year revolving facility. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings into a four-year term loan, requiring quarterly principal payments each equal to 6.25% of the outstanding principal balance on the conversion date. The New Acquisition Facility contains certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. At September 30, 1996, there are no borrowings on the New Acquisition Facility.

     On August 13, 1996, the Partnership issued $91 million of new senior notes (the "New Senior Notes"). The proceeds from the New Senior Note issuance were used to repay a portion of the bank indebtedness incurred in connection with the Cavenham Acquisition under the Acquisition Facility.
The New Senior Notes bear an average interest rate of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, having a similar average maturity as the New Senior Notes, plus 50 basis points. The New Senior Notes have certain restrictive covenants, which are similar to the existing Senior Note Agreements. The New Senior Note agreements require the Partnership to make annual principal payments in varying amounts beginning in 2003 and continuing through the year 2013.

5.  EQUITY

     During August 1996, the Partnership sold 8,970,750 additional common units in a public offering (the "Offering"). Net proceeds from the Offering totaled $165.2 million, which included $3.3 million from the General Partner. The net proceeds were used to redeem the special allocation units for $4.1 million and to retire a portion of the debt incurred to fund the Cavenham Acquisition (see Note 3). An additional 2,647,470 common units were sold in the Offering by certain selling Unitholders.

6.  ACQUISITIONS

     On September 1, 1996, the Partnership acquired for $3.0 million substantially all of the assets of a company located in Eugene, Oregon, that operates as a trader of lumber and other wood products. This operation is primarily engaged in lumber brokerage operations and normally does not take delivery of the products it is buying or selling. In addition, on September 16, 1996, the partnership acquired a stud mill in Marysville, Washington for $2.7 million.

7.  SUBSEQUENT EVENTS

     On October 15, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. The distribution will total approximately $14.3 million (including $0.1 million to the General Partners) and will be paid on November 14, 1996 to Unitholders of record on November 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The Partnership, through the Operating Partnership, owns and operates timberland properties and wood product manufacturing operations located in the northwestern U.S. The Partnership's principal operations consist of the growing and harvesting of timber, the sale of logs and the manufacture and sale of lumber and other wood products.

EVENTS AND TRENDS AFFECTING OPERATING RESULTS

     MARKET FORCES. Results of operations are affected by various factors, which include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products. Domestic demand for lumber and manufactured wood products is primarily affected by the level of new residential construction activity. In addition to housing starts, demand for wood products is significantly affected by repair and remodeling activities and industrial uses, demand for which has been historically less cyclical. These fluctuations are reflected in changes in prices for logs, lumber and other manufactured wood products.

     Since 1988, the supply of timber for sale to domestic wood products manufacturing facilities has been most directly affected by the reduced availability of federal timber. Environmental and other similar concerns have substantially reduced the volume of timber under contract to be harvested from federal lands. Since the beginning of 1990, this removal of supply has caused a number of conversion facilities that were heavily dependent on federal timber to close. Companies that own and/or control significant amounts of fee timber, like Crown Pacific, are believed to have a competitive advantage over those who rely solely on outside timber purchases.

     Effective April 1, 1996, the United States and Canadian governments agreed to a five-year lumber trade agreement. The agreement is intended to reduce the volume of Canadian lumber imported into the United States. The agreement allows for up to 14.7 billion board feet of Canadian lumber imports from the four major Canadian lumber producing provinces, which represents approximately a 10% decrease from 1995 import levels but still exceeds the 1994 Canadian lumber exports to the U.S. from these provinces. Annual exports in excess of 14.7 billion board feet will be subject to an export tax paid to the United States government.

     SEASONALITY. Log volumes in the Inland and Washington Regions are typically at their lowest point in the second quarter of each year during spring break-up, when warmer weather thaws and softens roadbeds, restricting access to logging sites. Winter logging activity in these regions typically takes place at lower elevations, where predominantly lower quality and second growth trees are found, affecting the volume of higher quality export logs sold during this time of the year.

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

     CURRENT MARKET CONDITIONS. Third quarter 1996 industry composite prices for lumber were 28% higher than prices realized in the third quarter 1995 and 8% higher than the second quarter 1996. The higher prices were primarily the result of increased demand resulting from improved U.S. housing starts.

     Industry composite plywood prices were 13% lower in the third quarter 1996 as compared to the 1995 quarter and 3% higher compared to the second quarter 1996. Plywood prices were generally lower in 1996 due to increased supplies of Oriented Strand Board ("OSB"), which is a lower cost substitute for certain plywood products.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary source of liquidity has been cash from operations. During the first nine months of 1996, net cash provided by operating activities was $54.5 million, compared to $22.0 million for the first nine months of 1995. The 1996 change in working capital is more representative of the Partnership's normal operations because of unusual cash requirements affecting the first quarter of 1995 related to the December 1994 initial public offering. The accounts and notes receivable balance was $21.1 million higher at the end of the third quarter 1996 as compared to December 31, 1995 due primarily to higher sales volume of lumber, logs, stumpage and $6.9 million to receivables generated by sales from the newly acquired lumber trading division. At September 30, 1996, the Partnership had $13.7 million of cash and cash equivalents.

     On May 15, 1996, the Partnership purchased 207,000 acres of timberland located in Oregon and Washington for $205 million (the "Cavenham Acquisition"), plus $5 million for financing and closing costs. In connection with Cavenham Acquisition, the Partnership renegotiated its bank credit facility (the "Acquisition Facility") to allow it to borrow $250 million, including $40 million to repay previously existing bank debt. The Acquisition Facility was repaid with proceeds from a new equity offering and the placement of new Senior Notes.

     During August 1996, the Partnership sold 8,970,750 additional common units in a public offering (the "Offering"). Net proceeds from the Offering totaled $165.2 million, including $3.3 million from the General Partners, which was used to redeem the special allocation units for $4.1 million and to repay a portion of the borrowings outstanding under the Acquisition Facility.

     Also, on August 6, 1996, the Partnership renegotiated its Acquisition Facility to allow it to borrow up to $125 million for the acquisition of timberlands and related assets (the "New Acquisition Facility"). The New Acquisition Facility bears a floating rate of interest and is a three-year revolving facility. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings to a four-year term loan, requiring quarterly principal payments each equal to 6.25% of the outstanding principal balance on the conversion date. At September 30, 1996, there were no borrowings outstanding under the New Acquisition Facility.

     The Partnership also has a three year revolving credit facility (the "Working Capital Facility") with a group of banks, which allows it to borrow up to $40 million for working capital and general partnership purposes. The Working Capital Facility bears a floating rate of interest and requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve month period; this requirement was last satisfied during April and May 1996. At September 30, 1996, the Partnership had $15.0 million of borrowings outstanding under this credit facility.

     On August 13, 1996, the Partnership issued $91 million of Senior Notes (the "New Senior Notes"). The proceeds from the New Senior Notes were used to repay a portion of the borrowings under the Acquisition Facility. The New Senior Notes bear an average interest rate of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the New Senior Notes, plus
50 basis points. The New Senior Notes have certain restrictive covenants, which are similar to the previously existing Senior Note Agreements. The New Senior Note agreements require the Partnership to make annual principal payments in varying amounts beginning in 2003 and containing through the year 2013.

     In addition to the New Senior Notes, the Partnership has outstanding $300 million of Senior Notes that were issued in December 1994 in connection with its initial public offering of units. The Senior Notes are unsecured and require semi-annual interest payments on June 1 and December 1 of each year, through 2009. The Senior Notes are redeemable prior to maturity subject to a premium on redemption, which is based on interest rates of U.S. Treasury securities having a similar average maturity as the Senior Notes, plus
50 basis points. The Senior Note agreements require the Partnership to make annual principal payments of $37.5 million on December 1 of every year beginning in 2002 and continuing through the year 2009.

     The Partnership's senior notes and bank credit facilities contain certain restrictive covenants, including limitations on harvest levels, property sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with these covenants as of September 30, 1996.

     On October 15, 1996, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.524 per Unit, the First Target Distribution as defined by the Partnership Agreement. The distribution will total approximately $14.3 million (including $0.1 million to the General Partners) and will be paid on November 14, 1996 to Unitholders of record on November 1, 1996.

     Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay capital expenditures and to satisfy interest and principal payments on indebtedness will be significant. The Managing General Partner expects that the debt service will be funded from current operations. The Partnership expects to make cash distributions from current funds and cash generated from operations. Capital expenditures are expected to be funded by current funds, cash generated from operations, property sales, and/or bank borrowings.

CAPITAL EXPENDITURES

     Capital Expenditures were $240.6 million and $36.3 million for the nine months ended September 30, 1996 and 1995, respectively. Timber and timberland capital expenditures of $226.0 million were primarily for the May 15, 1996 purchase of 207,000 acres of northwest timberland from Cavenham Forest Industries for $205 million. See Note 3 to the Financial Statements for further discussion of the Cavenham Acquisition purchase and related financing activities. Other timber and timberland expenditures of $21.0 million were for the purchase of additional timber cutting rights and timberlands, the construction of logging roads, and the reforestation of the timberlands. Plant and equipment capital expenditures of $8.6 million for the nine months ended September 30, 1996 primarily were made to increase the efficiency and operating capacity of the manufacturing facilities, to purchase logging machinery, and to replace and retire older machinery and equipment. Also included in capital expenditures are the September 1996 acquisitions of a forest products lumber trading operation and a stud mill for a combined total of $6.0 million. Crown Pacific funded its capital expenditures from bank borrowings, internally generated funds, property sales, and cash and cash equivalents.

     Total 1996 capital expenditures, excluding purchases of timber and timberlands and the purchase of businesses, should approximate $20.0 million of which $17.1 million is expected to be for the construction of logging roads, reforestation of timberlands, and improvements to increase the efficiency and productive capacity of the Partnership's operations. The remaining $2.9 million is expected to be for the ongoing replacement and maintenance of the manufacturing facilities and other operating assets.

RESULTS OF OPERATIONS

     The following table summarizes sales, operating costs and operating income (in thousands):

                                THREE MONTHS             NINE MONTHS
                                SEPTEMBER 30,           SEPTEMBER 30,

                               1996        1995       1996         1995
                            --------    --------    --------     --------

Revenues . . . . . . . . .  $108,813    $107,449    $289,450     $293,957
Operating Costs  . . . . .    92,316      95,245     245,385      258,152
                            --------    --------    --------     --------
Operating Income . . . . .  $ 16,497    $ 12,204    $ 44,065     $ 35,805
                            --------    --------    --------     --------
                            --------    --------    --------     --------

     The Partnership's Thompson Falls, Montana sawmill effectively closed in December 1995 due to a fire and was subsequently sold in June 1996. The Albeni Falls mill was closed in June 1996. In order to enhance the comparability of the quarter's results, the Thompson Falls sawmill's 1995 operations and the Albeni Falls sawmill's third quarter 1995 operations have been excluded from the analysis below.

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Revenues totaled $108.8 million and $94.3 million for the quarters ended September 30, 1996 and 1995, respectively. The $14.5 million increase in revenues was primarily caused by an increase in the sale of logs and stumpage, higher lumber prices and the addition of the Eugene, Oregon lumber trading operation, which were offset in part by lower prices for residual wood chips and plywood. Lumber sales volume was marginally higher (4%) in the third quarter 1996 as compared to the prior year quarter. Log and stumpage sales volumes were 106% higher during the 1996 third quarter due to increased harvest volume from the timberland obtained in the Cavenham Acquisition and because logs originally committed to closed facilities were sold externally. Prices for lumber sold from the Partnerships's Oregon and Inland manufacturing facilities during the three months ended September 30 1996 were 5% higher and 24% higher, respectively, than during the third quarter 1995 in response to a strong housing market. The acquisition of the lumber trading operation on September 1, 1996 increased sales in the third quarter of 1996 by $8.3 million. The acquisition of the Marysville, Washington stud mill occurred in mid-September 1996 and its impact on sales and operating income in the quarter was therefore insignificant. Offsetting the above increases, residual wood chip prices decreased by 75% in the third quarter 1996 as compared to the 1995 quarter due to excess chip inventories at regional pulp and paper mills caused by decreases in pulp and paper prices. Prices for plywood also declined 17% in the third quarter 1996 compared to the third quarter 1995 as several new competing oriented strand board mills began production and suppressed plywood prices. In view of the weak plywood prices and the likelihood that prices would continue to be weak for the foreseeable future the Partnership's plywood plant was permanently shut down in September 1996.

     Operating costs totaled $92.3 million and $82.8 million for the quarters ended September 30, 1996 and 1995, respectively. The $9.5 million increase in costs and expenses was primarily due to higher sales volumes of lumber, logs and stumpage and $8.2 million of costs associated with the new lumber trading operation. Third quarter 1996 operating margins increased to 15.2% from 12.2% in the 1995 third quarter due primarily to increased sales volumes of higher margin logs and stumpage. The lumber trading business traditionally operates with low operating margins. Excluding the wholesale business, operating margins for third quarter 1996 were 16.3%

     Interest expense totaled $10.8 million and $7.8 million for the quarter ended September 30, 1996 and 1995, respectively. Third quarter 1996 interest expense was $3.0 million higher than the 1995 third quarter due to borrowings used to finance the Cavenham Acquisition.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

     Revenues totaled $289.5 million and $273.2 million for the nine months ended September 30, 1996 and 1995, respectively. The $16.3 million increase in revenues was primarily due to an increase in log and stumpage sales, and sales from the lumber trading division, offset by lower residual wood chip prices. Lumber prices in the Oregon and Inland regions for the nine months ended September 30, 1996 were 5% lower and 5% higher, respectively, than for the 1995 period. Residual wood chip prices decreased by 53% in the first nine months of 1996 as compared to the 1995 period due to excess chip inventories at regional pulp and paper mills caused by decreases in pulp and paper prices. External log and stumpage sales volumes were 73% higher during the first nine months of 1996 as compared to the 1995 period primarily due to harvest volumes from the recently acquired timberlands and increased log sales in other regions due to selling logs that were originally committed to operations that have subsequently been closed.

     Operating costs on a comparable mill basis totaled $245.4 million and $235.4 million for the nine months ended September 30, 1996 and 1995, respectively. In response to low first quarter 1996 product prices, the Partnership increased its harvest volumes of lower cost fee timber and reduced the volume of higher cost externally purchased logs. Additionally, in the third quarter of 1996 the Partnership actively harvested timber from properties included in the Cavenham Acquisition. Also, the third quarter of 1996 reflects the additional operating costs associated with the lumber trading division. This change in product mix resulted in increased operating margins from 13.8% for the first nine months of 1995 to $15.2% in the 1996 period.

     Interest expense totaled $29.4 million and $23.0 million for the nine months ended September 30, 1996 and 1995, respectively. The higher 1996 interest expense primarily was from increased borrowings relating to the Cavenham Acquisition.

                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     In September 1996, the Partnership permanently closed its Redmond, Oregon plywood plant. The decision to close the plywood plant was based on a sharp decline in plywood prices resulting from increased competition from lower cost panel substitutes such as OSB. The closure is not expected to have a material adverse impact on the Partnership's financial position or the results of its operations. The Redmond plywood plant represented 8% of the Partnership's revenues.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          3.1 Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (incorporated by reference from 3.1 on Form S-3 (Registration No. 33-05099)).

          4.7 $91,000,000 Senior Note Purchase Agreement, Series A, B, C and D

     B.   Reports on From 8-K

          None

Items 1,2,3, and 4 of Part II were not applicable and have been omitted.

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

                                CROWN PACIFIC PARTNERS, L.P.
                                ----------------------------
                                       (Registrant)

                                By: Crown Pacific Management
                                    Limited Partnership,
                                    as General Partner

                                By: Richard D. Snyder
                                    ------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)


November 13, 1996