Form 10-K
period 1996-12-31
CROWN PACIFIC PARTNERS L P
filed 1997-03-28
CIK 930735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December  31, 1996

                                     OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24976

                          CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

      121 S.W. Morrison Street, Suite 1500 Portland, Oregon       97204
              (Address of principal executive offices)         (Zip Code)
                                (503) 274-2300
                (Registrant's telephone number including area code)

            Delaware                                      93-1161833
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of each exchange on which registered
     -------------------             -----------------------------------------
  Common Units, Representing                 New York Stock Exchange
  Limited Partner Interests

        Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Units of the Registrant held by non-affiliates of the Registrant was $460,459,890 as of February 14, 1997. As of February 14, 1997, there were 21,331,189 Common Units and 5,773,088 Subordinated Units outstanding. DOCUMENTS INCORPORATED BY REFERENCE: None.

                        CROWN PACIFIC PARTNERS, L.P.
                              TABLE OF CONTENTS

------------------------------------------------------------------------------
PART I                                                                  PAGE

Item 1.      Business                                                     3
Item 2.      Properties                                                  15
Item 3.      Legal Proceedings                                           16
Item 4.      Submission of Matters to a Vote of Security Holders         16

PART II

Item 5.      Market for Registrant's Common Equity
               and Related Unitholder Matters                            16
Item 6.      Selected Financial Data                                     17
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       19
Item 8.      Financial Statements and Supplementary Data                 24
Item 9.      Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                       24

PART III

Item 10.     Directors and Executive Officers of the Managing
               General Partner                                           24
Item 11.     Executive Compensation                                      27
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management                                            28
Item 13.     Certain Relationships and Related Transactions              29

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       30
             Signatures                                                  33

PART I

ITEM 1.  BUSINESS

GENERAL. Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the northwest United States. These assets were formerly owned by Crown Pacific Limited Partnership ("CPLP") and Crown Pacific Inland Limited Partnership ("CP Inland"). The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

     Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 10% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement. As used herein, "Former Entities" and "Predecessors" refer to the combined entities of CPLP, CP Inland, CPL and two additional related entities: Crescent Creek Logging, Inc. and Crown Pacific Leasing Limited Partnership. "Partnership" and "Crown Pacific" refer to the Partnership and the Operating Partnership taken as a whole, and include the activities of the Former Entities.

     For a discussion of the Partnership's timberlands, see
"Business-Timberlands" and "Business- Timberland Management." For a discussion of the Partnership's manufacturing facilities ("Manufacturing Facilities"), see "Properties -Manufacturing Facilities."

     The Partnership has pursued a plan of growth through strategic acquisitions of timberlands and other assets since its inception. The following table summarizes the significant acquisitions during the Partnership's and Former Entities' history:

                ACQUISITION                      DATE            CONSIDERATION

Central Oregon timberlands                    April 1988         $35.6 million

Prineville, Oregon sawmill                    November 1988       $6.3 million

Hamilton timberlands                          July 1989         $237.8 million

Central Oregon timberlands and Gilchrist,     October 1991      $131.5 million
Oregon sawmill

Central Oregon timberlands                    June 1992           $8.8 million

Eastern Washington timberlands                December 1992      $10.1 million

Redmond, Oregon plywood and                   September 1993     $29.4 million
remanufacturing facilities

Inland Region timberlands and  sawmills       October 1993      $238.0 million

Western Washington, Tract 17 timberlands      July 1995          $18.0 million

Olympic Timberlands and Eastside timberlands  May 1996          $205.0 million


RECENT ACQUISITIONS. On May 15, 1996, the Partnership completed the purchase of approximately 207,000 acres of timberland in Oregon and Washington, containing approximately 1,485 MMBF of predominantly second growth merchantable timber, from Cavenham Forest Industries Inc. ("Cavenham") for $205 million (the "Cavenham Acquisition"). The Cavenham properties are located in close proximity to the Partnership's existing operations, requiring only minimal additional administrative cost. The Partnership believes that the Cavenham Acquisition has benefited the Partnership in several ways. First, the majority of the logs harvested from the newly-acquired Oregon timberlands (the "Eastside Timberlands") are processed by the Partnership's existing Oregon
Manufacturing Facilities and are used to offset higher cost external log purchases, which has improved the operating margin of the Partnership's
Oregon operations. Second additional volume available from the newly-acquired Olympic Peninsula timberlands in Washington (the "Olympic Timberlands") has given the Partnership (i) more log volume that can be sold in the export market (which has historically commanded a premium over the domestic market),
(ii) more flexibility in harvest planning with the Partnership's existing northwest Washington timberlands (the "Hamilton Timberlands"), which are approximately 60 miles away by water and (iii) the ability to negotiate more favorable terms for sales in both the export and domestic markets from the Washington region. Third, due to the high growth rates in the Olympic Timberlands, the Cavenham Acquisition has increased the average growth rate of the Partnership's timberlands.

     The Partnership acquired the assets of a studmill located in Marysville, Washington in September 1996 for $2.7 million. This facility will enable the Partnership to earn higher margins from sales of non-export quality timber harvested from the Olympic Timberlands. The facility is located near a water-way, which provides a cost-effective alternative method of transporting logs into the mill.

     In September 1996, the Partnership also acquired for $3 million substantially all of the assets of a company located in Eugene, Oregon that operates as a trader and wholesaler of lumber and other wood products. Through this operation, Crown Pacific is able to sell its and other manufacturers' products to customers who are generally unable to buy products directly from the Partnership's Manufacturing Facilities. These customers typically require sales orders of varying sizes, have needs for other value-added services such as remanufacturing, require information concerning market trends and conditions and desire a "one-stop shopping" approach in their purchasing activities.

RECENT DISPOSITIONS. Crown Pacific has historically engaged in the sale or disposal of timberland and other manufacturing facilities not integral to its
forest products operations and strategies.   In June 1996, the Albeni Falls,
Idaho mill was closed and the assets sold. In October 1996, the Redmond, Oregon plywood manufacturing facility was closed and the assets sold. The Partnership's Thompson Falls, Montana sawmill was closed in December 1995 due to a fire and was subsequently sold in June 1996 (see Note 3 of Notes to Consolidated Financial Statements).

     On February 25, 1997, the Partnership entered into a letter of intent to sell its remanufacturing facility in Redmond, Oregon for $2.5 million, plus approximately $6 million for the facility's inventories. The transaction is expected to close on or before April 1, 1997.

TIMBERLANDS. The Partnership owns or controls approximately 738,000 acres of timberlands, which contain a total merchantable timber inventory of approximately 4,723 MMBF, located in Oregon, Washington, Idaho and Montana.

The following table summarizes the estimated volume and acreage of the Partnership's timberlands:

                                               Volume
          Timberlands                           (MMBF)             Acreage
          -----------                          --------            -------
Oregon Timberlands:
    Central Oregon                                728              227,000
    Eastside (former Cavenham, south and
      northeast Oregon)                           466              124,000
Washington Timberlands:
    Hamilton (northwest Washington)               836              102,000
    Olympic (former Cavenham, northwest           969               83,000
      Washington)
Inland Timberlands (Idaho, east Washington      1,724              202,000
  and northwest Montana)
                                               ------              -------
                                                4,723              738,000
                                               ------              -------
                                               ------              -------


     The Partnership believes it is one of the largest nongovernmental holders of mature Ponderosa pine in the United States. The Partnership's Ponderosa pine, as well as substantial quantities of export-quality Douglas fir and hemlock located on the Hamilton and Olympic Timberlands, have historically commanded premium prices over other softwood species. The Partnership also has significant holdings of other softwood species, including white fir, lodgepole pine, cedar and sugar pine. Most of the timber on the Timberlands is softwood. Due to its long fiber, strength, flexibility and other characteristics, softwood is generally preferred over hardwood for construction lumber and plywood.

     The Timberlands are comprised principally of mature stands, with over 50% of the Partnership's merchantable timber in the Oregon and Inland Regions being at least 80 years old. In northwest Washington, where timber is harvested at a much earlier age because of high growth rates, over 70% of the Partnership's merchantable timber is at least 40 years old. Growth rates have been estimated by an independent regional timber appraisal firm at between 2.5% and 3.25% per annum on the Oregon Timberlands and 7.0% per annum on the Washington Timberlands.

     The Partnership's substantial timber resources reduce its reliance on third-party log sources to supply its Manufacturing Facilities, which the Partnership believes gives it a significant competitive advantage over lumber manufacturers without a supply of fee timber. During 1996, 1995 and 1994, Crown Pacific's Timberlands provided the Oregon Manufacturing Facilities with 54%, 35% and 44%, respectively, and the Inland Manufacturing Facilities with 47%, 40% and 34%, respectively, of their log requirements. The increase in 1996 resulted from the acquisition of the Eastside Timberlands, the closure of two Inland Region manufacturing facilities and the plywood manufacturing facility and capital improvements to the Manufacturing Facilities that have reduced log requirements through more efficient processing.

TIMBERLAND MANAGEMENT. Particular forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, tree size, age and stocking. Crown Pacific actively manages its timber operations based on these factors and other relevant information in order to maximize the long-term value of its timber assets. The Partnership's management practices begin with the development of harvest plans for each of its tree farms. These plans are regularly reviewed and updated to reflect forestry considerations, market conditions, contractual and financing obligations and regulatory limitations.

     Consistent with prudent forestry practices, Crown Pacific attempts to harvest any trees that are dead, dying, downed, diseased or deformed. Prudent forestry practices also indicate that "thinning", a process by which smaller trees are selectively removed from among larger trees or where the number of trees of equal size on a tract is reduced, helps to increase the overall growth rate of the remaining stand of trees. Commercial thinning is generally performed when the trees that are harvested produce merchantable timber, but pre-commercial thinning is also practiced extensively on the Partnership's Timberlands.

     Although the vast majority of Crown Pacific's Timberlands regenerate naturally due to selective harvesting practices, the Partnership is engaged in active reforestation programs that generally exceed reforestation requirements applicable to the Timberlands. These programs are designed to promote better health and growth rates and facilitate greater future harvest flexibility. Active reforestation is practiced primarily in the Washington Timberlands due to the Partnership's even aged forestry management in that region, an approach that is necessary given the difficult logging conditions and uniform ages and species of trees harvested in that region. The Partnership maintains a 40 acre seed orchard on Whidbey Island in Washington to help support these programs.

     The legal title to the Timberlands is subject to existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the Timberlands or materially restrict the harvesting of timber or other operations of the Partnership. In addition, under the terms of the Partnership's senior notes and bank credit facilities, the Partnership is not permitted to pledge, assign or transfer its Timberlands, except under limited circumstances.

     Forests are subject to a number of hazards, including damage by fire, insects and disease. These hazards, along with severe weather conditions and other natural disasters, can reduce the productivity of the Partnership's Timberlands. Such hazards are unpredictable and there can be no assurance that Crown Pacific's losses will be limited. Consistent with practices of other forest products companies, the Partnership does not maintain insurance against losses to standing timber on the Timberlands. Even if such insurance were available, the cost would be prohibitive to the Partnership.

PRODUCTS, COMPETITION AND SEASONALITY. Most of the timber harvested by Crown Pacific is utilized by its manufacturing facilities for the production of lumber and, until the sale of the remanufacturing facility, remanufactured wood products. The remainder, primarily from the Washington Timberlands, is sold in third party domestic and export log markets. The Partnership's markets are highly competitive with respect to price, quality of products, distribution and other factors. Crown Pacific expects its products to experience increasing competition from engineered wood products and other substitute products. During 1996, total sales to customers involved in exporting activities was $20.3 million, or 5.0% of revenues, and no customer accounted for 10% or more of total revenues.

     i. LOGS. The Partnership competes in the domestic market with other log suppliers, including numerous private land and timber owners in the northwest United States, many of whom have significantly greater financial resources than Crown Pacific, as well as with the States of Idaho, Montana and Washington and United States government agencies, such as the United States Forest Service (the "USFS"), the Bureau of Land Management and the Bureau of Indian Affairs (the "BIA"). Competitive factors with respect to the domestic log market generally include price, species and grade, proximity to wood processing facilities and ability to meet current and future delivery requirements.

     Crown Pacific competes in the export log market with other U.S. companies, as well as those in Chile, New Zealand, Mexico, Russia and Scandinavia, many of whom have abundant timber resources. Principal competitive factors in the export market are quality, size and species.

     Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites. Export log sales are affected by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Total log sales, including stumpage sales, were 26.9% of revenues for the year ended December 31, 1996.

     ii. LUMBER. Crown Pacific produces an array of lumber products at its five mills in Oregon, Idaho and Washington (see Item 2. Properties). The Partnership's two Oregon facilities produce shop-grade lumber products primarily for industrial remanufacturers who produce doors, windows and other specialty products. Products produced at the Oregon facilities generally command premium prices due to the higher quality timber in that region.

     The Partnership's two facilities in Idaho produce 1" boards and 2" dimension commodity-grade lumber for various construction applications, including stud walls, roof trusses and joists, decking, laminated beams and remanufactured items. Crown Pacific's Washington facility produces commodity-grade studs for the construction industry. Total lumber sales were 43.8% of revenues for the year ended December 31, 1996.

     Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity. In the winter, demand generally subsides, increasing in spring as construction activity resumes.

     Crown Pacific competes in the domestic lumber markets primarily with other U.S. and Canadian companies. Competitive factors in the commodity-grade lumber market are based on pricing strategies, while sales of shop grade lumber are based on quality, species and price.

    iii. WHOLESALE PRODUCTS. In September 1996, the Partnership acquired substantially all of the assets of a company located in Eugene, Oregon, which operates as a trader and wholesaler of lumber and other wood products. Many of the products sold from the wholesale operation are manufactured by the Partnership; however, a substantial amount of the sales are from products manufactured by other companies (see discussion of 1996 ACQUISITION DEVELOPMENTS in ITEM 1. BUSINESS). During the year ending December 31, 1996, these sales were approximately 8.3% of total revenues. This operation generates lower margins than the other parts of the Partnership's business.

     Crown Pacific competes in the wholesale sales market with other wholesale companies and forest products companies.

     iv. REMANUFACTURED PRODUCTS. Crown Pacific's remanufacturing facility in Redmond, Oregon converts high-quality lumber, primarily small pieces that are not readily marketable, into blemish-free strips of lumber that are stronger than raw lumber. These strips are used to produce various sizes of solid and finger joint millwork, including veneered frames and jambs for the window and door manufacturing markets. This operation also supplies certain specialty products to domestic customers, who resell to export markets, including the furniture market and domestic retail home centers. Sales of remanufactured products were 7.6% of revenues for the year ended December 31, 1996. Sales of specialty remanufactured products are strongly influenced by product quality, distribution and ability to meet future delivery requirements.

     The demand for remanufactured products is generally higher in the spring and summer seasons when construction markets are more active than during winter and fall months when construction activity tends to slow due to inclimate weather and other conditions.

     On February 25, 1997, the Partnership entered into a letter of intent to sell substantially all of the assets and related inventories of its remanufacturing facility. Crown Pacific estimates that the gain or loss on the sale will be insignificant, and the transaction is expected to close on or before April 1, 1997. The sale of this facility is not expected to materially adversely affect the Partnership's financial results of operations.

     v. CHIPS AND BY-PRODUCTS. All of Crown Pacific's manufacturing facilities produce wood chips and other by-products during their conversion processes. Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in the Partnership's manufacturing facilities. Sales of chips and other by-products were 3.4% of revenues in 1996.

     vi. PLYWOOD AND OTHER. Sales of plywood from the Partnership's plywood facility that was sold in October 1996, sales of timberlands and hauling revenue accounted for approximately 10% of total revenues in 1996.

SOURCES AND AVAILABILITY OF RAW MATERIALS. The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal authorities (see "FEDERAL AND STATE REGULATION"). Reductions in timber supply have resulted in a number of regional mill closures, including some by the Partnership and its Predecessors during the past several years. Crown Pacific believes that these supply reductions will continue and give the Partnership a competitive advantage over many smaller forest products companies due to the ability of the Partnership to supply its Manufacturing Facilities with timber harvested from its Timberlands.

     For the year ended December 31, 1996, logs from Crown Pacific's Timberlands represented 60.9% of all logs used in the Manufacturing Facilities or sold to third parties, compared to 44.6% in 1995 and 44.4% in 1994. Crown Pacific supplements logs from its Timberlands with logs purchased from third parties, including private landowners, the States of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in its Manufacturing Facilities. The Partnership expects its domestic sources to remain fairly stable in the face of the decline in the supply of federal timber. Reductions in federal timber supplies have also increased demand and pricing for privately owned timber. As of December 31, 1996, Crown Pacific had approximately 145 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next two years. In addition, the Partnership imports logs, primarily Radiata pine from New Zealand as a lower quality substitute for Ponderosa pine in its Oregon sawmills. During 1996, Crown Pacific imported 7.1 MMBF of Radiata pine logs.

     In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain volumes from the four major producing provinces. The lumber trade agreement has only recently been enacted and therefore its effect is uncertain. However, the agreement may limit the amount of lumber imported from Canada and could result in increased prices for logs and lumber.

FEDERAL AND STATE REGULATION.

     i. GENERAL. Crown Pacific's operations are subject to numerous federal, state and local laws and regulations, including those relating to its Timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations. Although the Managing General Partner believes that the Partnership is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from Crown Pacific's operations. Crown Pacific maintains appropriate compliance programs and periodically conducts internal regulatory audits of its manufacturing facilities to monitor compliance with such laws and regulations. In addition, extensive due diligence with respect to environmental compliance was conducted in connection with the acquisition of the various Manufacturing Facilities. The Manufacturing Facilities have been, are currently, and may in the future be the subject of compliance or enforcement proceedings under environmental laws and regulations. The Managing General Partner anticipates that pending compliance matters will be satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

     Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Managing General Partner anticipates there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for Crown Pacific and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

     Crown Pacific's activities are also subject to federal and state laws and regulations regarding forestry operations. In addition, the operations of the Manufacturing Facilities and the Timberlands are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of their respective employees. Crown Pacific conducts internal safety audits to identify potential violations of law or unsafe conditions. The Managing General Partner believes that Crown Pacific is in material compliance with safety and health laws and regulations.

     There can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect Crown Pacific or its ability to continue its activities and operations as currently conducted. As of the date hereof, the Managing General Partner is not aware of any pending legislative, administrative or judicial action that could materially and adversely affect the Partnership.

    ii. TIMBERLANDS. In addition to federal environmental laws, the operation of the Timberlands is subject to specific laws and regulations in the States of Washington, Oregon, Idaho and Montana which are intended to regulate and restrict the growing, harvesting, processing and reforestation of timber on forest lands. The States of Oregon, Idaho and Montana require prior notification before beginning harvesting activities. The State of Washington is more restrictive, requiring a rigorous regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed logging site.

     Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.

    iii. AIR QUALITY. Crown Pacific's manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act, as amended, and comparable state statutes. Most of the Partnership's manufacturing facilities are required to obtain federal operating permits under Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits which contain the applicable air quality restrictions for the facility. All of the required applications for Title V permits have been filed in a timely manner; one has been issued and two are currently being processed by the regulatory authorities. The Managing General Partner believes that additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

     iv. WATER QUALITY AND WASTEWATER. The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of industrial wastewater and stormwater into regulated public waters. Permit applications or renewals are pending for a majority of the Partnership's locations although the application process in Oregon is being revised by the regulatory authorities. Crown Pacific believes these permits will be issued or renewed at costs incidental to ongoing operating expenses and that its manufacturing facilities are materially in compliance with NPDES wastewater and stormwater requirements.

     The Partnership's manufacturing facilities, its maintenance shop at Hamilton, Washington and its common carrier subsidiary, Yellowstone Trucking, may be required in the future under the Clean Water Act to install equipment that separates oil and water contained within the runoff resulting from the washing of vehicles. Crown Pacific has obtained estimates with respect to the expense of installing such equipment, if required, which indicate that the total cost should not exceed $450,000 to be incurred over several years. The precise amount that may be incurred in any given year will be determined as the regulatory authorities initiate their respective compliance schedules. The only known installation during 1997 is estimated to cost approximately $110,000.

     v. SOLID AND HAZARDOUS WASTE DISPOSAL. Crown Pacific's manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the Resource Conservation and Recovery Act and comparable state statutes. Crown Pacific periodically reviews its waste disposal practices to ensure compliance with applicable laws. The Partnership's manufacturing facilities have in the past utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing Partner does not believe that the results of any regulatory involvement at any such disposal sites will have a material adverse effect on the Partnership's operations or financial position; however, there can be no assurance that Crown Pacific will not incur future environmental expenditures for remedial activities associated with any of these sites.

     vi. SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed of or arranged for the disposal of hazardous substances found at a site. Those statutes also authorize government environmental authorities such as the U.S. Environmental Protection Agency and, in some instances, third parties, to take actions in response to threats to the public health or the environment and to seek recovery of the costs incurred from the responsible persons.

     In the course of its ordinary operations, the Partnership's manufacturing facilities have disposed of and are expected to continue disposing of hazardous wastes, consisting primarily of wood waste and boiler ash at various off-site disposal facilities. Crown Pacific has not received notification that it may be potentially responsible for any cleanup costs under Superfund. Based on environmental compliance auditing programs, the Managing General Partner is not aware of any activities by Crown Pacific or any conditions on the Timberlands or at its manufacturing facilities that would be likely to result in Crown Pacific being named a potentially responsible party.

    vii. REMEDIATION AND COMPLIANCE ACTIVITY. While Crown Pacific maintains a comprehensive environmental program designed to prevent the discharge of materials that could cause contamination to soil or water, contamination of soil and water has occurred in the past and may occur in the future. As Crown Pacific becomes aware of these sites, it cooperates with the appropriate environmental agencies to design and implement necessary response measures. All known contamination sites at the Partnership's facilities have been or are being voluntarily addressed.

     Crown Pacific's maintenance shop adjoining the Hamilton Timberlands has been subject to the Washington Department of Ecology (DOE) Independent Remedial Action Program. In connection with that program, the Partnership's environmental consultant has recommended to the DOE termination of quarterly monitoring and remedial action for an indefinite period due to insignificant contaminant levels and unwarranted additional expense. In the absence of a risk-based closure program applicable to that site, the DOE concurred with that recommendation.

     Crown Pacific had a Phase I Environmental Site Assessment ("ESA") and a Phase II ESA prepared in 1996 for its Eastside and Olympic Timberlands acquired in the Cavenham Acquisition. All necessary remedial actions as a result of these environmental assessments have been completed by the Partnership at a cost of approximately $40,000.

     In connection with the acquisition of the studmill in Marysville, Washington in 1996, the Partnership completed soil remediation efforts and monitoring of groundwater for two quarters. Based on the results of these actions, the Managing General Partner estimates that future remediation costs will not exceed $50,000.

   viii. ENDANGERED SPECIES. The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl (the "Owl"), marbled murrelet, mountain caribou, grizzly bear, bald eagle and various anadromous fish species.

     During 1994, Crown Pacific received reports from an independent consulting firm regarding certain endangered species in the Inland Timberlands and regarding the Owl on the Hamilton and Central Oregon Timberlands. The reports indicated that the Owl was unlikely to be found on the Inland Timberlands, that only 3,500 acres of the Central Oregon Timberlands were potentially suitable Owl habitat and that the likelihood of the Owl inhabiting these lands was very low and that only 1,640 acres of the
current Hamilton Timberlands were suitable habitat for the Owl.   An eagle
management plan will be required for the Olympic Timberlands, but this is not expected to significantly affect Crown Pacific's operations.

     Approximately 550 acres of the Hamilton Timberlands that were acquired in 1995 are believed to be occupied by marbled murrelets and approximately 504 additional acres are considered suitable habitat for the marbled murrelets. Crown Pacific is engaged in negotiations to sell a portion of the affected Timberlands to a local Indian tribe.

     During 1995, Crown Pacific began developing a Habitat Conservation Plan (the "HCP") for the Hamilton Timberlands in conjunction with the United States Fish and Wildlife Service (the "USFWS"). This plan was initiated by Crown Pacific in order to allow for more predictable harvests in the area. After the HCP is completed and accepted by the USFWS, it will serve as the basis for regulating the Partnership's harvesting activities in that region. Crown Pacific believes that the HCP will be obtained by the end of 1997 at a cost not exceeding $500,000. Crown Pacific is not currently considering the development of HCPs with respect to its other Timberlands.

     Anadromous fish species are being analyzed by the USFWS and the State of Washington as potentially endangered or threatened. Certain of these species are found in rivers or streams that cross or border the Timberlands, particularly in Washington. The presence of these species has not materially affected, and is not expected to materially affect, Crown Pacific's operations and related financial results even if they are considered endangered or threatened. The Partnership anticipates that the listing of anadromous or other fish species as threatened or endangered will primarily affect the availability of timber from federal lands, a resource the Partnership has already assumed will be in decline.

     Based on the reports described above and management's knowledge of the Timberlands, the Partnership does not believe that there are any species protected under the Endangered Species Act that would materially and adversely affect Crown Pacific's ability to harvest the Timberlands in accordance with its current harvest plans. There can be no assurance, however, that species within the Timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered within the Timberlands.

     ix. SAFETY AND HEALTH. Crown Pacific's activities are subject to federal and state laws and regulations regarding forestry operations, including the federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of their respective employees. The Partnership conducts internal safety audits to identify potential violations of law or unsafe conditions. Crown Pacific believes that its operations are in material compliance with these safety and health laws and regulations. There can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect the Partnership's operations and related financial results.

     x. LOG EXPORTS. Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a "sourcing area", within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. A sourcing area must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export. Crown Pacific has been granted sourcing areas which allow it to purchase available federal timber to supply its manufacturing facilities located in Oregon and Idaho, while selling logs for export from its Washington Timberlands. These sourcing areas are reviewed by the federal government every five years. The next regular review of Crown Pacific sourcing areas is scheduled in 1999.

     Various parties, including one of the Partnership's competitors, initiated litigation in July 1995 in U.S. District Court in Idaho seeking to overturn the federal government's approval of Crown Pacific's sourcing areas. These parties' principal contention is that the sourcing areas are not geographically and economically separate from the region from which Crown Pacific sells logs for export. Although not named as a defendant, the Partnership has intervened in the proceeding. In November 1996, the plaintiffs and the federal government as defendant entered into a Stipulation of Settlement. As part of the settlement, the USFS agreed that Crown Pacific's previously-approved sourcing areas would be remanded for review by the USFS. Pending the review, the remand does not affect the status of the sourcing areas granted. Additionally, the parties to the litigation acknowledged that a new, more restrictive federal regulation regarding sourcing areas has been promulgated by the USFS. Legislation has been implemented, however, that bars the USFS from expending any funds to enforce or implement this regulation to review sourcing areas prior to September 30, 1997. Accordingly, the parties to the litigation agreed that the USFS review of Crown Pacific's previously-approved sourcing areas would be delayed until a reasonable time, not to exceed 45 days, after funds for review of sourcing areas are appropriated. The Partnership believes that, if and when its sourcing areas are reviewed by the USFS, the outcome will be favorable to the Partnership. However, even if the USFS review of Crown Pacific's previously-approved sourcing areas is resolved against Crown Pacific and any administrative and/or judicial appeal of the USFS's adverse ruling is upheld, the Partnership believes that its ability or inability to acquire federal timber would not have a material impact on its financial results or operations because it has previously assumed that federal timber would not be available in significant quantities to be counted on to supply its manufacturing facilities.

     Congress has also prohibited the USFS from adopting any policies that would restrain domestic transportation or processing of timber from private lands. If the new regulation is subsequently adopted in its current form, it would restrict Crown Pacific's ability to bring logs harvested from private lands outside its sourcing areas into the sourcing areas for conversion. Even if the regulation is subsequently enacted in its current form, the Partnership does not expect it to materially adversely affect its financial results of operations. In addition, while the export of logs harvested from state land is generally prohibited, proposals made from time to time either to ban or tax the export of unprocessed logs harvested from private lands have been unsuccessful.

     xi. PRODUCT LIABILITY AND REGULATION. All of the states in the United States and many foreign jurisdictions in which Crown Pacific sells its products have, through some combination of legislation and judicial decision, provided for the liability of the manufacturer and supplier of defective materials for resulting personal injury and property damage. The operations of Crown Pacific entail exposure to product liability in connection with both the export and domestic sales of logs and lumber products. Crown Pacific has not been subject to any material litigation relating to product liability.

INCOME TAX CONSIDERATIONS.

     i. PARTNERSHIP STATUS. Beneficial owners of Units in the Partnership are considered partners for federal income tax purposes. Accordingly, the Partnership pays no federal income taxes, and Unitholders are required to report their share of the Partnership's income, gains, losses and deductions in their federal income tax returns. Cash distributions to Unitholders are taxable only to the extent that they exceed the tax basis in their Units.

     ii. LIMITATIONS ON DEDUCTIBILITY OF PARTNERSHIP LOSSES. Under the passive loss limitations, Partnership losses are available to offset future income generated by the Partnership and cannot be used to offset income from other activities, including other passive activities or investments. Any losses unused by virtue of the passive loss rules may be deducted when the Unitholder disposes of all of his or her Units in a fully taxable transaction with an unrelated party.

    iii. STATE TAX INFORMATION. The Partnership conducts significant operations in four states, three of which (Idaho, Oregon and Montana) have a state income tax. The Partnership also has a minor amount of income allocable to the states of California and New York. A Unitholder may be required to file state income tax returns in California, Idaho, Oregon, Montana and New York if their share of the Partnership's income attributable to those states exceed de minimis filing exceptions.

     iv.  SECTION 754 ELECTION.  The Partnership has made an election under
Section 754 of the Internal Revenue Code (the "Code"), which generally permits a Unitholder to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her Unit price), as if he or she had acquired a direct interest in the Partnership's assets. A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. In the case of the Partnership Units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

     v. TAX-EXEMPT ENTITIES. Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their Unrelated Business Taxable Income ("UBTI") for their taxable year exceeds $1,000. Substantially all of a Unitholders' allocable share of taxable income from the Partnership will be classified as UBTI.

     vi. TIMBER INCOME. Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business. Effective January 1, 1995, the Partnership elected to apply the provisions of Section 631 to the income generated from the sale of timber and cut logs. It is estimated that substantially all of the Partnership's income will qualify for Section 631, the effect of which characterizes the income generated from the harvesting of timberlands as capital gain to the Unitholder.

EMPLOYEES. At December 31, 1996, the Partnership had approximately 200 salaried and 1,050 hourly employees, including approximately 225 employees at the remanufacturing facility, which is scheduled to be sold on or before April 1, 1997. The Managing General Partner believes that the Partnership's employee relations are good. The Partnership's wage scale and benefits are generally competitive with other forest products companies.

FORWARD-LOOKING STATEMENTS. The information contained in this report includes certain forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Crown Pacific Partners, L.P.'s business and prospects, are subject to a number of risks, including the volatility of timber and lumber prices, factors limiting harvesting of timber including contractual obligations, weather and access limitations, the substantial capital expenditures required to fund its operations, environmental risks, operating risks normally associated with the timber industry, competition, government regulation, including federal income tax treatment of limited partnerships, and the ability of the Partnership to implement its business strategy. These and other risks are described in this and other of the Partnership's reports and registration statements that are available from the United States Securities and Exchange Commission.

ITEM 2.  PROPERTIES

TIMBERLANDS. The Partnership's timberlands are described above under "TIMBERLANDS in ITEM 1. BUSINESS.

MANUFACTURING FACILITIES. During 1996, the Partnership operated six lumber mills, one of which was closed during the year, a plywood plant, which was also closed in 1996 (see Note 3 of Notes to Consolidated Financial Statements), one lumber remanufacturing facility and a chip plant. The Partnership currently operates five lumber mills that are located in Oregon, Idaho and Washington. The two Oregon facilities are located in central Oregon and are two of the largest producers of premium grade pine boards in the United States. The two Idaho mills are located in northern Idaho near the Inland Timberlands and produce a diverse line of lumber products, including 1" boards and 2" dimension lumber products. The Washington mill in Marysville produces studs. The remanufacturing facility and chip plant are located in Central Oregon.

     In December 1995, the mill located in Thompson Falls, Montana suffered a fire and was closed. The assets of the facility were sold in 1996. Damage to the facility, including business interruption losses, was covered by the Partnership's insurance policies. Also in 1996, substantially all of the assets of the Partnership's mill located in Albeni Falls, Idaho were sold. The Partnership's plywood facility in Redmond, Oregon was closed and the assets were sold in 1996 (see Note 3 of Notes to Consolidated Financial Statements).

     The following table summarizes the annual production and capacity of the Partnership's lumber and remanufacturing facilities (amounts in MMBF) as of December 31, 1996:

   Description of           Production        1996          1995         1994
     Facility              Capacity (4)    Production    Production   Production
     --------              -----------     ----------    ----------   ----------
Oregon lumber mills            150            145           146           134
Inland lumber mills (1)        175            218           243           287
Washington lumber mill (2)      30              5            -             -
Remanufacturing facility (3)    20             22            19            18

(1) Amounts include production at facilities no longer operated by the Partnership.

(2) The facility at Marysville, Washington was purchased on September 16, 1996 and amount includes production since that time.

(3) The Partnership has entered into a letter of intent to sell the assets and related inventories of its remanufacturing facility in Redmond, Oregon.

(4)  Estimated 1997 capacity.

ITEM 3.  LEGAL PROCEEDINGS

     There is no pending litigation involving the Partnership, and to the knowledge of the Managing General Partner there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of the limited partners in the fourth quarter of 1996. In February 1997, the Managing General Partner solicited the consent of the limited partners to amend the Partnership Agreement. The amendment will permit the Partnership to issue an additional 20 million Common Units without a vote of the Unitholders. In March 1997, the proposed amendment was approved by the requisite number of limited partners.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

     The Partnership's Common Units are traded principally on the New York Stock Exchange. As of December 31, 1996, there were approximately 27,000 beneficial owners of 21,331,189 outstanding Common Units. The Subordinated Units are not publicly traded. As of December 31, 1996, there were five beneficial owners of 5,773,088 outstanding Subordinated Units.

     Trading price data for the Common Units, as reported by the New York Stock Exchange, and declared distribution information for 1996 and 1995 was as follows:

                         1st             2nd            3rd          4th
1996                   Quarter         Quarter        Quarter       Quarter
----                   -------         -------        -------       -------
High                   $21.00          $21.38         $21.75         $22.38
Low                     18.13           19.50          19.00          20.50

Cash Distribution
 Per Unit              $0.524          $0.524         $0.524         $0.524

                         1st             2nd            3rd          4th
1995                   Quarter         Quarter        Quarter       Quarter
----                   -------         -------        -------       -------
High                   $21.50           $20.00         $21.13        $20.25
Low                     18.00            17.00          19.38         17.38

Cash Distribution
 Per Unit               $0.51            $0.51          $0.51         $0.51

     Cash distributions, if any, are expected to be paid quarterly from "Available Cash" as defined in the Partnership Agreement. In addition, the Partnership's debt agreements have certain restrictive covenants limiting cash distribution amounts.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                                  Year Ended December 31,

                                                                                           1994
                                                                                        Partnership         1993        1992
                                                              1996         1995         and Former         Former      Former
                                                          Partnership    Partnership   Entities (10)      Entities    Entities
                                                          -----------    -----------   -------------      --------    --------
INCOME STATEMENT DATA (IN MILLIONS):

Revenues (1) .........................................       $401.6         $383.4         $397.3           $220.6      $135.8

Depreciation, depletion and amortization (2 and 4)....         39.8           35.0           40.9             31.2        34.1

Operating income (2 and 3)............................         61.0           48.2           47.3             58.8        30.9

Income before extraordinary item (2 and 3)............         20.5           17.3           19.7             38.9        15.5

Income per Unit before extraordinary item (2 and 3)...         0.94           0.94           1.07              N/A         N/A

Extraordinary item - loss on debt extinguishment (4)..           --             --          (16.2)              --        (7.9)

Net income (2, 3 and 4)...............................         20.5           17.3            3.6             38.9         7.6

Net income per Unit (2, 3, 4 and 11)..................        $0.94          $0.94          $0.19              N/A         N/A

Cash distribution per Unit (4 and 5)..................        $2.10          $2.04         $0.055              N/A         N/A

CASH FLOW AND OTHER DATA (IN MILLIONS):

EBITDDA (6)...........................................        $99.2          $83.3          $87.0            $85.9       $62.8

Additions to timber and timberlands (7)...............        227.6           31.2           15.8             11.2         3.5

Additions to equipment................................         14.7           10.4           14.8              1.9         5.8

Cash flow from operating activities...................         65.1           23.0           57.5             59.7        45.5

BALANCE SHEET DATA (AT YEAR END, IN MILLIONS)

Working capital.......................................        $65.2          $66.7          $51.7             $2.3        $0.7

Total assets (7)......................................        675.8          476.5          461.5            738.4       462.2

Long-term debt (7)....................................        392.0          326.0          300.0            480.4       357.6

Partners' and shareholders' equity (8)................        240.0          107.1          119.4             98.6        68.4

OPERATING DATA (UNAUDITED)

Fee timber harvest (MMBF).............................          297             202            215              152         155

External log sourcing (MMBF) (9)......................          191             251            269              106          16

Lumber production (MMBF) (9)..........................          344             390            421              199         126

Plywood production (MMSF 3/8" basis) (9)..............           76             113            142               45          --


---------------------------------

See Footnotes on following page.

FOOTNOTES FOR ITEM 6.  SELECTED FINANCIAL DATA:

(1) Total revenues from the Partnership's Inland sawmills and plywood facility that were closed in 1996 were $37.1 million. Total revenues from Inland sawmills closed in 1996 were $50.6 million, $61.8 million and $60.7 million for 1995, 1994 and 1993, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(2) See effect of update of timber inventory system in Note 4 of Notes to Consolidated Financial Statements.

(3) See effect of LIFO liquidation in Note 2 of Notes to Consolidated Financial Statements.

(4) See effect of debt extinguishment at DEBT ISSUANCE COSTS in Note 1 of Notes to Consolidated Financial Statements.

(5) Amount in 1994 represents distributions for the Partnership's 10-day period ended December 31, 1994. See Notes 1 and 8 of Notes to Consolidated Financial Statements.

(6) EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and extraordinary items. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Partnership's ability to service debt and support its future cash distributions to Unitholders. EBITDDA should not be construed as an alternative to operating income, as an indicator of the Partnership's operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.

(7) See 1996 acquisition of Cavenham timberlands in Note 4 of Notes to Consolidated Financial Statements. Included in total assets and long-term debt for the years ended December 31, 1992 and 1993 was $220 million related to the purchase of certain timberlands in 1989. The Former Entities issued twenty-two $10 million installment notes to the seller secured by unconditional letters of credit. The deposited funds were restricted such that they could only be used to repay the notes. As a result, both the assets and liabilities remained on the Former Entities' balance sheets.

(8) See effects of the Partnership's public offerings at Note 8 of Notes to Consolidated Financial Statements.

(9) See Note 3 of Notes to Consolidated Financial Statements related to closures of mill and plywood facilities.

(10) Certain of the 1994 information relates to combination of the Former Entities and the Partnership. See Note 1 of Notes to Consolidated Financial Statements.

(11)  Per Unit amounts in 1994 are on a pro-forma basis for the entire year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INDUSTRY CONDITIONS. Crown Pacific's principal operations consist of the growing and harvesting of timber, the sale of logs and the processing and sale of lumber and other wood products (see ITEM 1. BUSINESS).

     The Partnership's ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control. These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

     SUPPLY. Environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from federal lands. The resulting supply decrease caused prices for logs and lumber to increase significantly, reaching peak levels during late 1993 and early 1994. Even though prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from federal lands, which is expected to continue for the foreseeable future, has benefited forest products companies with private timber holdings such as the Partnership through higher stumpage and log prices. Additionally, many manufacturing facilities without a sufficient supply of fee timber were forced to close, including, in 1996, two Crown Pacific sawmills in the Inland Region that were closed or sold. Increased supplies of logs harvested from private lands and logs imported from foreign countries have only partially offset the lost volume from federal lands and have not replaced the mature, high-quality timber found in greater quantities on federal lands. However, in 1996 an increase in the supply of smaller logs, particularly in the Washington Region, resulted in an approximately 7.0% decrease in domestic log prices.

     Historically, Canada has been a significant source of lumber for the U.S. market. In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of 14,700 MMBF from the four major producing provinces. In 1996, the trade agreement helped to contribute to an approximately 18.5% increase in lumber prices in the Inland Region.

     DEMAND. Changes in general demographic and economic factors, including interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and in turn in demand (and therefore prices) for lumber and commodity wood products. Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Domestic demand for logs, lumber and other wood products is seasonal. In the winter, demand generally subsides, increasing in the spring as construction activity resumes. Severe weather conditions, storms and natural disasters can also affect demand. The Partnership is also affected by international demand factors, which are cyclical and seasonal as well.
The strength of the economy in Japan and other Asian countries and the relative strength of the United States dollar directly affect the demand for exported logs from the Partnership's Washington Region. In 1996, demand for lumber increased due to increased housing starts and remodeling activity, but demand for plywood was adversely affected by competition from substitute wood products such as oriented strand board ("OSB") and medium density fiberboard ("MDF"). Demand for lumber and plywood continued to be affected in 1996 by changes in purchasing by distributors and retailers to a just-in-time inventory system. In 1996, the Partnership closed its plywood manufacturing facility in Redmond, Oregon.

EFFECTS OF INFLATION. Crown Pacific has experienced increased costs due to the effect of inflation on the cost of labor, materials, supplies, energy, plant and equipment. Certain of these increases directly affect income through increased operating costs. During the period from 1992 through early 1994, raw material (primarily logs) prices increased significantly and exceeded inflation. Conversely, raw material prices have generally decreased from early 1994 prices (although 1996 prices were higher than in 1995) and operating costs have increased at approximately the same rate as inflation. Improved operating efficiencies as a result of recent capital expenditures have partially offset these cost increases.

EFFECTS OF ACQUISITIONS. Each acquisition has been accounted for using the purchase method of accounting. Accordingly, the historical financial and operating data from one period to the next are not necessarily comparable and are not indicative of future operating results.

RESULTS OF OPERATIONS.  (1996 compared to 1995)

Net sales in 1996 increased $18.2 million, or 4.7%, over sales in 1995, to $401.6 million. The $18.2 million increase was principally due to increased sales of logs, including stumpage, and sales related to the Partnership's wholesale operations, which were acquired in September 1996. Sales increases in 1996 were partially offset by decreases in prices of plywood, wood chips and other residuals and the closure of mills.

     Lumber sales represented 43.8% of sales in 1996, compared to 47.9% in 1995. External lumber prices in the Oregon and Inland regions increased 3.1% and 18.5%, respectively, in 1996 from 1995 price levels. Price increases were due to strong U.S. housing and residential and commercial remodeling markets.

     Total lumber sales volumes decreased 11.2% in 1996, compared to 1995. Sales volumes of Oregon lumber decreased slightly to 129.7 MMBF in 1996, compared to 131.3MMBF in 1995. Sales volumes in the Inland region decreased by 18.4% to 209.4 MMBF in 1996, due to closures of two of the Partnership's mills in 1996. Sales volumes of lumber from the Partnership's newly acquired studmill in Marysville, Washington were 5.3 MMBF for 1996 (see Note 3 of Notes to Consolidated Financial Statements). Lumber volumes are expected to decrease further in 1997 as a result of the closing of some facilities in 1996. See discussion of capacity at "Properties".

     External log sales represented approximately 26.9% of sales in 1996, compared to 22.4% in 1995. Pricing for external logs sold domestically decreased approximately 7.3%. Decreases in pricing were offset by increases in sales volumes, including stumpage, of 66.8% in 1996, compared to 1995. Volume increases were attributed to log sales from the newly acquired Cavenham timberlands (see Note 4 of Notes to Consolidated Financial Statements).

     Increases in total revenues for 1996 were partially offset by a 37.0% decrease in plywood sales as a result of the sale of the Partnership's plywood manufacturing facility in September 1996. Revenues from wood chips and other residual products also declined by approximately 60% due to declining market prices of wood chips.

     Sales from the Partnership's newly acquired wholesale operations were 8.3% of sales in 1996 and primarily include sales of lumber and other wood products. Crown Pacific anticipates that sales from its wholesale operations will increase as a percentage of total sales in 1997.


     Cost of sales as a percentage of sales decreased slightly to 80.2% in 1996, compared to 81.8% in 1995, due to a higher utilization of fee timber in 1996, compared to 1995, which was partially offset by lower margin sales from the Partnership's wholesale operation.

     Selling, general and administrative expenses decreased 13.9% in 1996 from 1995 levels principally due to reductions related to plant closures in 1996 and other miscellaneous decreases in 1996, compared to 1995.

     Interest expense increased 25.1% in 1996, due to increases in long-term debt related to the acquisition of the Cavenham timberlands in May 1996 (see Notes 4 and 5 of Notes to Consolidated Financial Statements).

     The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

     Weighted average Units outstanding in 1996 increased by 3.6 million due to the Partnership's second public offering of 8.97 million Common Units in August 1996.

RESULTS OF OPERATIONS.  (1995 compared to 1994)

     Crown Pacific revenues totaled $383.4 million and $397.3 million for the years ended December 31, 1995 and 1994, respectively. The $13.9 million decrease in revenues was primarily due to lower lumber prices and lower sales volumes of external logs and stumpage, offset in part by higher by-product sales and by the $10.2 million sale of non-strategic central Washington timberland property. Lumber prices in the Oregon and Inland regions were 9% and 13% lower, respectively, than the 1994 period resulting from lower demand caused by lower residential construction activity and increased Canadian lumber production. External log and stumpage sales volumes were 29% lower during 1995 as compared to the 1994 period primarily due to higher harvest volumes of lower quality commercially thinned logs in 1994, which are generally not suited for the export market. In addition, fee harvest levels were 6% lower in 1995 as compared to the 1994 period primarily due to reductions in the commercial thinning program.

     Cost of products sold totaled $313.5 million and $328.9 million for the years ended December 31, 1995 and 1994, respectively. The $15.4 million decrease in cost of products sold was primarily due to lower sales volumes of logs and stumpage coupled with a lower fee harvest and lower depletion costs.
 Also included in the 1995 cost of products sold was the $6.5 million cost basis related to the sale of the non-strategic central Washington timberland property.

     Interest expense totaled $31.1 million and $23.9 million for the years ended December 31, 1995 and 1994, respectively. The higher 1995 interest expense was primarily due to generally higher interest rates caused by a larger portion of fixed rate borrowings in 1995 as compared to the prior year period.

     Amortization of debt issuance costs was $0.5 million and $2.2 million for the years ended December 31, 1995 and 1994, respectively. The 1995 amortization relates to financings that have occurred since the Partnership's initial public offering. The 1994 amortization relates to the various debt financings of the Former Entities, for which significantly higher financing costs were incurred. The Former Entities' capitalized financing costs were subsequently written off either prior to or simultaneously with the Partnership's initial public offering.

     As a result of the 1994 refinancing of certain Former Entities' long-term debt issues, either prior to or simultaneously with the Partnership's initial public offering in December 1994, the Partnership and the Former Entities reported, in 1994, a $16.2 million non-cash charge to record the write-off of certain debt issuance costs. These costs were previously capitalized on the Former Entities' balance sheets.

     The capital structure of the Former Entities included mandatorily redeemable preferred equity interests. During 1994, $8.6 million of accretion and income were allocated to these interests. These interests were redeemed simultaneously with the Partnership's initial public offering in December 1994.

LIQUIDITY AND CAPITAL RESOURCES.

     Crown Pacific's primary source of liquidity has been cash from operations. Net cash provided by operating activities was $65.1 million, $21.9 million and $57.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash provided by operating activities in 1995 was unusually low due to cash requirements related to the Partnership's initial public offering on December 22, 1994. The increase in cash provided by operating activities for 1996 is primarily due to an increase in net income, an increase in depletion, depreciation and amortization expense, a decrease in inventories, a decrease in amounts paid related to trade accounts payable and accrued expenses due to 1995 balances being unusually high as a result of the 1994 Offering and a decrease in the change in accounts and notes receivable, excluding non cash transactions.

     Working capital remained relatively stable at $65.2 million and $66.7 million as of December 31, 1996 and 1995, respectively.

     On May 15, 1996, the Partnership purchased 207,000 acres of timberland located in Oregon and Washington for $205 million (the "Cavenham Acquisition"), plus $5 million for financing and closing costs. In connection with the Cavenham Acquisition, the Partnership borrowed $250 million from its bank credit facility (the "Acquisition Facility"). In August 1996, Crown Pacific sold 8,970,750 Common Units to the public and issued $91 million of senior notes in a private placement to repay a portion of the Acquisition Facility. Net proceeds from the equity offering, including $3.3 million in capital contributions from the General Partners, were $165.2 million. The proceeds from the public offering were used to repay the remaining portions of the borrowings outstanding under the Acquisition Facility and to redeem the Special Allocation Units for $4.1 million. Debt and equity issuance costs in 1996 related to these and other transactions were approximately $11.9 million.

     In January 1997, the Board of Control of the Managing General Partner declared the fourth quarter 1996 distribution of $0.524 per Unit. The distribution equaled $14.3 million (including $0.1 million to the General Partners) and was paid on February 14, 1996 to Unitholders of record on February 3, 1996. For the year ended December 31, 1996, the Partnership declared an aggregate distribution of $2.096 per Unit. The Partnership paid cash distributions of $41.3 million during 1996.

     Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), capital expenditures and interest and principal payments on indebtedness will be significant. The Managing General Partner expects that the debt service will be funded from current operations. The Partnership expects to make cash distributions from current funds and cash generated from operations. Capital expenditures are expected to be funded by current funds, cash generated from operations, sales of non-strategic properties, and bank borrowings.

CAPITAL EXPENDITURES. Timber and timberland capital expenditures were $227.6 million, $31.2 million and $15.8 million in the years ended December 31, 1996, 1995 and 1994, respectively. The expenditures were primarily for the purchase of timberlands, timber deeds, construction of logging roads and reforestation. Expenditures in 1996 relate primarily to the Cavenham Acquisition.

     Property, plant and equipment capital expenditures were $14.7 million, $10.4 million and $14.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The expenditures were primarily made to increase the efficiency of the Partnership's manufacturing facilities by decreasing production costs and increasing recovery rates. Crown Pacific funded its capital expenditures primarily from property sales and cash generated from operations.

     The Managing General Partner anticipates that the Partnership will spend approximately $11.6 million in 1997 on the construction of logging roads, purchase of logging equipment and reforestation of its Timberlands. Capital expenditures of $3.4 million are planned for the Partnership's manufacturing facilities. Amounts spent at Crown Pacific's manufacturing facilities will be for improvement in product recovery, reduction in production costs and computer software. It is anticipated that the planned 1997 capital expenditures will be funded primarily from property sales and cash generated from operations.

     The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on September 30, 1999. The credit facility bears a floating rate of interest, 9% at December 31, 1996, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At December 31, 1996 and 1995, the Partnership had $15.0 million and $19.1 million, respectively, outstanding under this facility. On December 31, 1996, the Partnership borrowed $15 million from this facility and repaid the amount in full on January 6, 1997.

     On August 6, 1996 the Partnership renegotiated the terms of its Acquisition Facility with a group of banks to provide for a $125 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and bears a floating rate of interest. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. There were no borrowings against this facility at December 31, 1996.

     On August 13, 1996, the Partnership issued $91 million of new senior notes (the "New Senior Notes"). The proceeds from the New Senior Note issuance were used to repay a portion of the bank indebtedness incurred in connection with the Cavenham Acquisition under the Acquisition Facility. The New Senior Notes bear an average interest rate of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the New Senior Notes, plus 50 basis points. The New Senior Note agreements require the Partnership to make annual principal payments in varying amounts beginning in 2003 and continuing through 2013.

     The Partnership's 9.78% and 9.60% Senior Notes (the "Existing Senior Notes") are unsecured and require semi-annual interest payments on June 1 and December 1 of each year, through 2009. The Existing Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the Existing Senior Notes, plus 50 basis points. The Existing Senior Note agreements require the Partnership to make annual principal payments of $37.5 million on December 1 of each year beginning in 2002 and continuing through 2009.

     All of the Partnership's Senior Note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data filed as part of this report follow the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER.

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

     ROBERT JAUNICH II, 56, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of direct investments of Fremont. From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of Consolidated Freightways, Inc. and on the boards of various other private companies.

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

     RICHARD B. KELLER, 68, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Keller has been President of Keller Enterprises, Inc. since 1975. He was Senior Vice President of Western Kraft Corporation, a division of Willamette Industries, Inc. from 1970 to 1975 and held various positions with Western Kraft from 1954. Mr. Keller started his career in the forest products industry at Georgia-Pacific Corporation where he served as an Assistant to the Vice Chairman. Mr. Keller currently serves on the Board of Directors of Northwest Natural Gas Company, a publicly owned natural resource service provider.

     JOHN W. LARSON, 59, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as Director of McKinsey and Company from 1965 to 1984.

     CHRISTOPHER G. MUMFORD, 51, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He has been a General Partner of Scarff, Sears & Associates in San Francisco since 1986 and a Managing Director of Questor Partners Fund, L.P., since 1996. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994, and has served as a director of several other privately owned companies.

     WILLIAM L. SMITH, 55, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 25 years of experience managing timberland and developing recreational properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

     ROGER L. KRAGE, 49, has been Secretary and General Counsel of the General Partners since 1994 and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 16 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with corporate planning and execution.

     RICHARD D. SNYDER, 49, Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President. Mr. Snyder has over 26 years experience in the accounting and finance profession focusing extensively on the forest products industry.
From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products. Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

     G.P. ("PAT") HANNA, 68, Senior Vice President of the Managing General Partner, oversees Crown Pacific's timberland and manufacturing operations. Mr. Hanna, who joined Crown Pacific in 1989 from Willamette Industries, Inc., has over 35 years experience in managing timberlands. He was the Raw Materials Manager for Willamette Industries, Inc. from 1974 to 1989; and from 1969 until 1974, he was the Timber Contract Supervisor and Resident Forester for that company.

     W. R. ("RAY") JONES, 44, Vice President of Land and Timber of the Managing General Partner. Mr.

Jones joined Crown Pacific in 1992 as Procurement and Acquisition Forester and as Divisional Land and Timber Manager in Central Oregon. Mr. Jones has over 20 years of experience in timber land management, procurement and acquisitions. From 1985 through 1992 Mr. Jones was Timber Manager for Triangle Veneer, Inc., and was a log buyer and woodlands forester for Pope and Talbot from 1979 through 1984. Prior to 1979, Mr. Jones was a service forester and Forest Practices officer for the Oregon Department of Forestry.

     L. JAMES WEEKS, 55, Vice President of Marketing and Sales of the Managing General Partner. Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership. Mr. Weeks has over 27 years experience in the forest products industry, primarily in sales and marketing related functions. Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities. Crown Pacific acquired Maywood-Anderson in September 1996. Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978. Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

     P.A. ("TONY") LEINEWEBER, 52, Vice President of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 20 years experience in managing these corporate functions.

     MARK B. CONAN, 36, Controller and Treasurer of the Managing General Partner. Mr. Conan joined Crown Pacific in 1993 as Tax Director and Assistant Treasurer. Mr. Conan has over 14 years experience in the accounting and finance profession, focusing primarily on taxation, mergers and acquisitions. Mr. Conan was a Senior Manager at the accounting firm of Price Waterhouse LLP from 1983 though 1993.

EMPLOYMENT AGREEMENTS. The Managing General Partner entered into employment agreements with Mr. Stott and Mr. Krage in December, 1994. Each agreement has a term of three years and includes confidentiality provisions and, in the case of Mr. Stott's agreement, noncompete provisions and an involuntary termination provision pursuant to which the executive officer will receive severance pay equal to up to six months base salary. In Mr. Stott's agreement, the confidentiality provisions continue for 18 months following the later to occur of Mr. Stott's termination of employment or his resignation or removal from the Board, and, unless Mr. Stott is terminated without cause, the noncompete provisions continue until the earlier to occur of (i) December 31, 1999 or (ii) the later to occur of December 31, 1998 or the date on which Fremont and its affiliates dispose of substantially all of their Subordinated Units to an unaffiliated third party. In the case of Mr. Krage's agreement, the confidentiality provisions continue for 18 months following Mr. Krage's termination of employment.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Section 16(a) of the Exchange Act requires the Managing General Partner's directors and executive officers, and persons who own more than ten percent of the Partnership's Common Units, to file reports of ownership and changes in ownership with the Commission and the NYSE. Based on the Partnership's review of the copies of such reports received by the Partnership and on written representations received by the Partnership, the Partnership believes that no director, officer or holder of more than ten percent of the Common Units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1996, except Mr. Walter Ray Jones, Vice President of Land and Timber of the Managing General Partner, who failed to file a Form 3, due in July 1996; The Form 3 was filed in January 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

Item 11 will be filed by amendment to this Form 10-K on Form 10-K/A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table reflects the ownership by the persons indicated as of February 14, 1997:


                                                           Percentage of                        Percentage of
                                              Common          Common          Subordinated      Subordinated
                                               Units          Units              Units              Units
                                            Beneficially    Beneficially       Beneficially      Beneficially
Name of Beneficial Owner                       Owned          Owned              Owned              Owned
------------------------                    ------------    ------------       ------------      -----------

Fremont Investors, Inc. (2)(4)                  --              --              3,562,825           61.7%

SVE II, Inc. (1)                                --              --              2,711,318           47.0%

Sequoia Ventures Inc. (2)                       --              --              1,466,758           25.4%

Robert Jaunich II (5)                         9,000             *               5,029,583           87.1%

Peter W. Stott (3)                          222,694            1.0%             3,403,904           59.0%

James A. Bondoux (6)                            --              --              2,711,318           47.0%

Richard B. Keller                           606,868            2.8%                --                --

John W. Larson                               24,085             *                  --                --

Christopher G. Mumford                        1,576             *                  --                --

Roger L. Krage (7)                          195,382             *                 50,919             0.9%

Richard D. Snyder                               200             *                  --                --

G. P. Hanna                                   1,000             *                  --                --

W. R. Jones                                     465             *                  --                --

P.A. Leineweber                                 500             *                  --                --

Mark B. Conan                                   450             *                  --                --

Directors and executive officers as a
 group (12 persons) (8)                     671,305             2.9%             743,505            12.9%


* Less than 1% of the class.

(1) Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204. Fremont controls SVE II.

(2) Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105. Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont. As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont. Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. ("Sequoia"). Accordingly, Mr. Bechtel may be deemed to control Sequoia. Fremont controls SVE II.

(3)  Includes:  (i) 2,711,318 Subordinated Units beneficially owned by SVE
     II, Inc., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such Units, (ii) 195,000 Common Units beneficially owned by SK Partners, of which Mr. Stott is a general partner and owns a 92% interest, and (iii) 22,500 Common Units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(4)  Includes 2,711,318 Subordinated Units owned by SVE II, Inc.

(5) Includes (i) 851,507 Subordinated Units owned by Fremont Investors, Inc, of which Mr. Jaunich serves as a director, (ii) 1,466,758 Subordinated Units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director, and (iii) 2,711,318 Subordinated Units beneficially owned by SVE II, Inc., of which Mr. Jaunich is a director. Mr. Jaunich disclaims beneficial ownership of all such Units other than 9,000 Common Units owned directly by him. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.

(6)  Includes 2,711,318 Subordinated Units beneficially owned by SVE II,
     Inc., of which Mr. Bondoux is a director. Mr. Bondoux disclaims beneficial ownership of such Units. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.

(7) Includes 195,000 Common Units owned by SK Partners, of which Mr. Krage is a general partner and owns an 8% interest. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(8) Includes only interests directly owned by such persons. With respect to beneficial ownership which may be attributed to Messrs. Stott, Krage, Jaunich and Bondoux, see the footnotes above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These cost reimbursements totaled $3.7 million in 1996.

     Crown Pacific paid $75,000 to a company owned by William L. Smith, a member of the Partnership's Board of Control, for services rendered in connection with the sale of the Partnership's plywood operation in 1996 (see
Note 3 of Notes to Consolidated Financial Statements). The Managing General Partner believes the fees paid were equivalent to those that would be paid under an arms-length transaction.

     In May 1996, the Partnership sold the remaining equipment of the closed Thompson Falls sawmill to Crescent Creek Company, a company owned by Mr. Stott and Mr. Hanna, officers of the Managing General Partner, for $200,000. The Managing General Partner believes the amount paid was equivalent to the amount that would be paid under an arms-length transaction.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)  FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Accountants are filed a part of this report on the pages indicated:

                                                                 PAGE
                                                                 ----
     Report of Independent Public Accountants                     35
     Consolidated Statement of Income                             36
     Consolidated Balance Sheet                                   37
     Consolidated Statement of Cash Flows                         38
     Consolidated Statement of Changes in Partners' Capital
        and Shareholders' Equity                                  39
     Notes to Consolidated Financial Statements                   40
     Supplemental Financial Information                          N/A

     (a)(2)  FINANCIAL STATEMENT SCHEDULES
         Not applicable

     (a)(3)  EXHIBITS

     The exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Investor Relations, Crown Pacific Partners, L.P., 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204 and payment of a reasonable fee.

EXHIBIT  NO.         DESCRIPTION
------------         -----------
   *3.1 Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (Filed as Exhibit A to Part I of Registrant's Registration Statement on Form S-1 No. 83-85066).

   *3.2 Form of Agreement of Limited Partnership of Crown Pacific Limited Partnership (Filed as Exhibit 3.2 to the Registrant's Statement on Form S-1 No. 83-85066).

   *4.1 Note Purchase Agreement dated as of December 1, 1994 (Filed as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 No. 33-85066).

    *4.2 Note Purchase Agreement relating to 9.78% Senior Notes due 2009 (Filed as Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

    *4.3 Note Purchase Agreement relating to 9.6% Senior Notes due 2009 (Filed as Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

     *4.4 Amended and Restated Facility B Credit Agreement dated as of May 13, 1996 (Filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 No. 333-05099).

     *4.5 Amended and Restated Credit Agreement dated as of May 13, 1996 (Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 No. 333-05099).

     *4.6          Form of Amended and Restated Facility B Credit (Filed as
                   Exhibit 4.5 to the Registrant's Statement on Form S-3 No. 333-05099).

     *4.7          Form of Amended and Restated Credit Agreement (Filed as
                   Exhibit 4.6 to the Registrant's Statement on Form S-3 No. 333-05099).

    *10.1 Amended Credit Agreement with respect to a working capital credit facility and acquisition credit facility among Crown Pacific Limited Partnership and certain banks in the amount up to $40,000,000 and up to $100,000,000, respectively (Filed as Exhibit 10.1 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

    *10.3 Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 No. 83-85066).

    *10.4 1994 Unit Option Plan (Filed as Exhibit 10.5 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

     10.5          1997 Distribution Equivalent Rights Plan approved on March
                   25, 1997.

    *10.6 Lease dated April 2, 1979 between Fred Hodecker, Inc. and Whittier Moulding company (a Former Entities' interest of Crown Pacific) (Filed as Exhibit 10.6 to the Registrant's statement on Form S-1 No. 33-85066).

    *10.7 Log Purchase Agreement dated October 27, 1993 between CP Inland and Boise Cascade Corporation (Filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 No. 33-85066).

    *10.8 Log Purchase Agreement dated October 28, 1993 between CP Inland and Potlatch Corporation (Filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 No. 33-85066).

    *10.9          Employment Agreement with Peter W. Stott (Filed as Exhibit
                   10.10 to the Registrant's Registration Statement on Form S-1 No. 33-85066).

    *10.10         Employment Agreement with Roger L. Krage (Filed as Exhibit
                   10.11 to the Registrant's Registration Statement on Form S-1 No. 33-85066).

    *21.1 List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 No. 33-85066).

     23.1          Consent of Price Waterhouse LLP.

     24.1 Powers of Attorney, pursuant to which amendments to this Report may be filed, included on the signature page contained in Part IV of this Report.

     27            Financial Data Schedule.

-----------------

*  Incorporated herein by reference to the indicated filing.

   (b)  REPORTS ON FORM 8-K

     The Partnership did not file any Current Reports on Form 8-K during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN PACIFIC PARTNERS, L.P.
                                       -------------------------------
                                                 (Registrant)

                                       By:  Crown Pacific Management
                                            Limited Partnership,
                                            as Managing General Partner


                                       By:   /s/  Peter W. Stott
                                             -------------------------
                                                  Peter W. Stott
                                       President and Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officer and members of the Board of Control of Crown Pacific Management Limited Partnership, the Managing General Partner of Crown Pacific Partners, L.P. hereby constitutes and appoints Peter W. Stott and Roger L. Krage or either of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file this report under the Securities Exchange Act of 1934, as amended, and any or all amendments, with all exhibits and any and all documents required to be filed with respect thereto, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents, and each of them acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming that all such attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities and on the dates indicated, on behalf of, as applicable, Crown Pacific Management, L.P., the registrant's Managing General Partner.

By:  /s/   Robert Jaunich II     Chairman of the Board of       March 28, 1997
     --------------------------   Control
        Robert Jaunich II


By:  /s/    Peter W. Stott       President and Chief Executive  March 28, 1997
     --------------------------  Officer & Member, Board of
        Peter W. Stott           Control, Executive Committee,
                                 Crown PacificManagement, L.P.

By:  /s/  Richard D. Snyder      Vice President &
     --------------------------  Chief Financial Officer,       March 28, 1997
     Richard D. Snyder           Crown Pacific
                                 Management, L.P.

By:  /s/     John W. Larson      Member, Board                  March 28, 1997
     --------------------------  of Control, Audit Committee
         John W. Larson

By: /s/ Christopher G. Mumford   Member, Board                  March 28, 1997
    ---------------------------  of Control, Audit Committee
       Christopher G. Mumford

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Control of
Crown Pacific Management Limited Partnership and the Partners of Crown Pacific Partners, L.P.:


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' capital and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries and affiliates at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
-----------------------------
PRICE WATERHOUSE LLP

Portland, Oregon
January 24, 1997

                               CROWN PACIFIC PARTNERS, L.P.
                            CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)


                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     1994
                                                    1996              1995        PRE-IPO &
                                                 PARTNERSHIP       PARTNERSHIP   PARTNERSHIP
                                                 ----------       ----------     ----------

Revenues.........................................  $401,579         $383,383       $397,326

Operating costs:
  Cost of products sold .........................   321,935          313,490        328,882
  Selling, general and administrative expenses...    18,636           21,653         21,148
                                                 ----------       ----------     ----------
Operating income ................................    61,008           48,240         47,296

Interest expense ................................    38,852           31,053         23,894
Amortization of debt issuance costs .............       594              508          2,184
Other (income) expense, net......................     1,021             (599)        (1,034)
                                                 ----------       ----------     ----------
Income before provisions for income taxes........    20,541           17,278         22,252
Provision for income taxes .....................        --               --           2,514
                                                 ----------       ----------     ----------
Income before extraordinary item.................    20,541           17,278         19,738
Extraordinary item - loss on extinguishment
  of debt........................................        --               --        (16,178)
                                                 ----------       ----------     ----------
Net income.......................................    20,541           17,278          3,560

Accretion and income relative to mandatorily
  redeemable partnership interests...............        --               --         (8,624)
                                                 ----------       ----------     ----------
Net income (loss) allocated to partnership and
  shareholders' interest.........................  $ 20,541         $ 17,278       $ (5,064)
                                                 ----------       ----------     ----------
                                                 ----------       ----------     ----------

Net income per Unit (pro forma for 1994):
  Income before extraordinary item .............   $   0.94          $  0.94        $  1.07
  Extraordinary item............................         --               --          (0.88)
                                                 ----------       ----------     ----------
  Net income per Unit...........................   $   0.94          $  0.94        $  0.19
                                                 ----------       ----------     ----------
                                                 ----------       ----------     ----------

Weighted average Units outstanding ............. 21,690,655       18,133,527     18,133,527
                                                 ----------       ----------     ----------
                                                 ----------       ----------     ----------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CROWN PACIFIC PARTNERS, L.P.
                                CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT INFORMATION)

                                       ASSETS

                                                             DECEMBER 31,
                                                          1996          1995
                                                      ----------      -------
Current assets:

   Cash and cash equivalents........................   $  16,818     $ 10,292
   Accounts receivable .............................      42,810       32,576
   Notes receivable ................................       5,605        5,571
   Inventories......................................      35,746       46,747
   Deposits on timber cutting contracts ............       4,771        9,399
   Prepaid and other current assets.................       2,674        5,395
                                                      ----------     --------

     Total current assets...........................     108,424      109,980

Property, plant and equipment, net..................      43,679       40,920
Timber, timberlands and roads, net..................     511,869      320,063
Other assets........................................      11,789        5,542
                                                      ----------     --------
     Total assets...................................   $ 675,761     $476,505
                                                      ----------     --------
                                                      ----------     --------

                    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Notes payable...................................   $   15,000    $  19,100
   Accounts payable................................       11,363       10,938
   Accrued expenses................................       10,470       10,469
   Accrued interest................................        5,369        2,736
   Current portion of long-term debt...............        1,000           --
                                                      ----------     --------
      Total current liabilities....................       43,202       43,243
Long-term debt.....................................      392,000      326,000

Other non-current liabilities.......................         561          206
                                                      ----------     --------
                                                         435,763      369,449
                                                      ----------     --------
Commitments and contingent liabilities

Partners' capital:

   General partners................................        2,708         (152)
   Limited partners (27,104,277 Units and
      18,133,527 Units outstanding at December
      31, 1996 and 1995, respectively).............      237,290      107,208
                                                      ----------     --------
   Total partners' capital.........................      239,998      107,056
                                                      ----------     --------
   Total liabilities and partners' capital.........   $  675,761     $476,505
                                                      ----------     --------
                                                      ----------     --------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 CROWN PACIFIC PARTNERS, L.P.

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                           1994
                                                               1996         1995         PRE-IPO &
                                                            PARTNERSHIP  PARTNERSHIP    PARTNERSHIP
                                                            -----------  -----------    -----------
Cash flows from operating activities:
 Net income................................................  $   20,541   $   17,278     $  3,560
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Extraordinary item - loss on extinguishment of debt.....        -            -          16,178
   Depletion, depreciation and amortization................      39,847       34,959       40,870
   Gain on sale of property................................      (8,097)      (6,816)      (3,278)
   Other...................................................        (785)       5,034       (4,995)
 Net change in current assets and current liabilities:
  Restricted cash..........................................         -            -          2,062
  Accounts and notes receivable............................      (2,120)      (17,406)      1,452
  Inventories..............................................      10,748           692       7,940
  Prepaid and other current assets.........................       5,246         2,207       1,824
  Accounts payable and accrued expenses....................        (314)      (14,068)     (8,128)
                                                            ------------    ----------    --------
Net cash provided by operating activities..................      65,066        21,880      57,485
                                                            ------------    ----------    --------


Cash flows from investing activities:
 Additions to timberlands..................................    (214,761)      (26,218)     (6,173)
 Additions to timber cutting rights........................     (12,842)       (4,993)     (9,621)
 Additions to property, plant and equipment................     (14,660)      (10,437)    (14,799)
 Proceeds from sales of property...........................       9,060        11,538      15,679
 Principal payments received on notes......................      11,516         1,096         -
 Acquisition of businesses, net of cash....................      (6,028)          -           -
 Other investing activities................................          (9)         (617)      3,517
                                                            -----------      --------     -------
Net cash used in investing activities......................    (227,724)      (29,631)    (11,397)
                                                            -----------      --------     -------

Cash flows from financing activities:
 Proceeds from sale of partnership interests...............     161,922           -       197,463
 Retirement of equity interests............................      (4,100)          -        (3,327)
 Net (decrease) increase in short-term borrowing...........      (5,517)       15,592          -
 Proceeds from issuance of long-term debt..................     343,000        68,600     527,963
 Repayments of long-term debt..............................    (276,000)      (42,600)   (545,224)
 Distributions to partners.................................     (41,294)      (29,342)   (219,350)
 Capital contributions.....................................       3,329           -           -
 Debt and equity issuance costs............................     (11,883)          -        (4,139)
 Other financing activities................................        (273)         (628)     (1,697)
                                                            -----------       -------     -------
Net cash provided by (used in) financing activities........     169,184        11,622     (48,311)
                                                            -----------       -------     -------

Net increase (decrease) in cash and cash equivalents.......       6,526         3,871      (2,223)
Cash and cash equivalents at beginning of period...........      10,292         6,421       8,644
                                                            -----------      --------     -------

Cash and cash equivalents at end of period................. $    16,818      $ 10,292     $ 6,421
                                                            -----------      --------     -------
                                                            -----------      --------     -------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CROWN PACIFIC PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL AND SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)

                                          CPL                                 CPLP                                 CP INLAND
                                ------------------------    ------------------------------------------   ------------------------
                                                                              PREFERRED
                                               RETAINED       GENERAL          LIMITED       LIMITED       GENERAL       LIMITED
                                  COMMON       EARNINGS     PARTNERSHIP      PARTNERSHIP   PARTNERSHIP   PARTNERSHIP   PARTNERSHIP
                                   STOCK       (DEFICIT)      INTEREST         INTERESTS    INTERESTS     INTEREST      INTERESTS
                                ----------     --------     ---------         ----------   -----------   -----------   -----------

Balances, December 31, 1993....  $21,752      $(12,974)      $  5,117         $  13,295    $  46,036       $  10       $   34,736


Equity issuance costs..........
Issuance of partnership Units
  in initial public offering...
Net income (loss) for the year.                  4,620          1,960             2,979       16,910          71          (11,867)
Distributions..................                                (4,679)          (15,913)     (96,458)        (81)         (47,897)
Accretion of mandatorily
   redeemable partnership
   interests...................                                                                                            (4,666)
Allocation of distributions in
   excess of (less than)
   historical recorded costs:
   Mandatory redeemable
      preferred interests......
   Other partnership interests.                                (2,398)             (361)      33,512                       29,694
Elimination of CPL from
   combined group..............  (21,752)        8,354
                                --------       --------     ---------          ---------     ---------      -----      ----------
                                $      0       $     0      $       0          $      0      $      0       $   0      $        0
                                --------       --------     ---------          ---------     ---------      -----      ----------
                                --------       --------     ---------          ---------     ---------      -----      ----------

                                          CP LEASING               CP PARTNERS
                                   -------------------------    -------------------------
                                     GENERAL       LIMITED       GENERAL       LIMITED
                                   PARTNERSHIP   PARTNERSHIP   PARTNERSHIP   PARTNERSHIP       TOTAL           TOTAL
                                     INTEREST      INTEREST     INTEREST       INTEREST     ELIMINATIONS       EQUITY
                                   ---------       ---------    ---------     ----------    -------------     --------

Balances, December 31, 1993....  $      (85)     $      --     $      --      $      --       $  (9,255)     $  98,632
                                                                                                             ----------
                                                                                                             ----------


Equity issuance costs..........                                                  (4,139)
Issuance of partnership Units
  in initial public offering...                                                 197,463
Net income (loss) for the year.         101          1,525            (35)       (3,431)
Distributions..................         (16)        (1,525)
Accretion of mandatorily
   redeemable partnership
   interests...................
Allocation of distributions in
   excess of (less than)
   historical recorded costs:
   Mandatory redeemable
      preferred interests......                                                  (4,314)
   Other partnership interests.                                                 (66,147)
Elimination of CPL from
   combined group..............                                                                   9,255
                                   --------        ---------    ---------     ---------       ---------


Balances, December 31, 1994....    $      0        $       0          (35)      119,432       $       0      $  119,397
                                   --------        ---------                                  ---------      ----------
                                   --------        ---------                                  ---------      ----------

Equity issuance costs..........                                                    (277)
Net income for the year........                                       173        17,105
Distributions..................                                      (290)      (29,052)
                                                                ---------     ---------
Balances, December 31, 1995....                                      (152)      107,208                       $ 107,056
                                                                                                              ---------
                                                                                                              ---------

Equity issuance costs..........                                                  (7,456)
Issuance of partnership
   Units.......................                                                 161,922
Contribution of capital........                                     3,329
Redemption of Special
   Allocation Units............                                                  (4,100)
Net income for the year........                                       205        20,336
Distribution...................                                      (674)      (40,620)
                                                                ---------      --------
Balances, December 31, 1996....                                  $  2,708      $237,290                       $ 239,998
                                                                ---------      --------                       ---------
                                                                ---------      --------                       ---------

            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     SUMMARY OF OPERATIONS. Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the Northwest United States. These assets were formerly owned by Crown Pacific Limited Partnership ("CPLP") and Crown Pacific Inland Limited Partnership ("CP Inland"). The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

     Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 10% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement. As used herein, "Former Entities" refer to the combined entities of CPLP, CP Inland, CPL and two additional related entities: Crescent Creek Logging, Inc. and Crown Pacific Leasing Limited Partnership. "Partnership" and "Crown Pacific" refer to the Partnership and the Operating Partnership taken as a whole.

     BASIS OF PRESENTATION. Effective December 22, 1994, the Partnership completed an initial public offering (the "Offering") of 9,850,000 common limited partnership units. Concurrent with the Offering, the Partnership consummated an offer and consent solicitation to acquire substantially all of the assets of the Former Entities in exchange for cash and 8,283,527 limited partnership units. The acquired assets were recorded at their historical cost and not treated as a purchase for accounting purposes since less than 80% of the limited partnership interests were sold to the general public and because the General Partners or their affiliates were also the general partners of the Former Entities.

     The operating results of the separate Former Entities were not consolidated prior to the Offering; however, due to significant common ownership, management and asset transfers among the Former Entities, the operating results for the period prior to the Offering were combined to reflect the results of operations, cash flows and financial position of the Former Entities taken as a whole.

     The Partnership's results of operations from December 22, 1994 through December 31, 1994 were not significant compared to the results of the combined Former Entities prior to the Offering. In order to present a comparable Statement of Income for 1994, the ten-day operating results of the Partnership have been combined with those of the Former Entities for the year ended December 31, 1994.

     Operating results of the Partnership for the period December 22, 1994 through December 31, 1994 were as follows (in thousands):

     Revenues                                               $ 9,647
     Operating loss                                            (323)
     Loss before extraordinary item                          (1,159)
     Extraordinary item - loss on extinguishment of debt     (2,376)
     Net loss                                                (3,535)
     Pro forma net loss per Unit                            $ (0.19)

     Included in the net loss for the ten-day period was an extraordinary loss related to the refinancing of certain debt assumed by the Partnership from the Former Entities (see DEBT ISSUANCE COSTS below).

     PRINCIPLES OF CONSOLIDATION. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain eliminations are also reflected in the Pre-IPO Consolidated Statement of Changes in Partners' Capital and Shareholders' Equity, which relate to CPL's investment in CPLP, its equity in the income of CPLP and elimination of profit on intercompany sales. The reconciliation of net income (loss) in the Pre-IPO periods is as follows (in thousands):

                                               Period from        Period from
                                               Dec. 22 thru       Jan. 1 thru
                                              Dec. 31, 1994       Dec. 22, 1994
                                             ---------------     --------------
Net (loss) income per the Consolidated
 Statement of Income                            $ (3,535)           $  7,095
CPL's equity in the net income of CPLP             --                  9,271
Minority interest                                     69                --
Net income allocated to mandatorily redeemable
 limited partnership interests                     --                 (3,958)
Elimination of intercompany profit and other       --                  3,891
                                                --------            --------
Net (loss) income per the Consolidated
 Statement of  Changes in Partners' Capital
 and Shareholders' Equity                       $ (3,466)           $ 16,299
                                                --------            --------
                                                --------            --------

     REVENUE RECOGNITION. The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from lumber, plywood and millwork sales is recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectibility of any outstanding receivable from the purchaser is assured. The allowance for doubtful accounts was $0.25 million and $0.09 million at December 31, 1996 and 1995, respectively.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist primarily of funds invested in overnight repurchase agreements. The Partnership considers all highly liquid investments that have original maturities of three months or less to be cash equivalents.

     INVENTORIES. Inventories, consisting of lumber, plywood and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at nonmanufacturing locations are valued at the lower of average cost or market.

     DEPOSITS ON TIMBER CUTTING CONTRACTS. The Partnership purchases timber under cutting contracts with government agencies and private land owners. Title to the timber does not pass until the timber is harvested and measured. Therefore, timber remaining under contract is considered to be a commitment and is not recorded as an asset or liability until it is harvested and measured. Deposits are generally required to be made on these contracts and are applied to the purchase of timber as it is harvested.

     PROPERTY, PLANT AND EQUIPMENT. Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, while maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

     Depreciation is calculated for financial reporting purposes using the straight-line method based on estimated useful lives as follows:

       Buildings and leasehold improvements        15 to 25 years
       Machinery and equipment                      3 to 10 years

     TIMBER AND TIMBERLANDS. Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization related to roads. Costs of the Partnership's logging roads and timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 4). Changes in these estimates have no impact on the Partnership's cash flow. Timber purchased through cutting contracts is recorded as cutting rights and depleted throughout the harvest.

     DEBT ISSUANCE COSTS. Debt issuance costs, including $3.1 million of costs in 1996 related to debt incurred for the Cavenham timberlands (see Note
4), are a component of other assets and include all costs and fees incurred that are directly related to obtaining credit facilities. These costs are amortized over the term of the related credit agreement. In conjunction with the 1994 refinancing of the Former Entities' borrowings, $16.2 million, or $0.88 on a pro forma per Unit basis, of deferred debt issuance costs were written off as an extraordinary charge. Unamortized debt issuance costs were $7.1 million and $4.6 million at December 31, 1996 and 1995, respectively.

     INCOME TAXES. The Partnership is not subject to federal income tax as its income or loss is included in the tax returns of the individual Unitholders.In 1994, income taxes for CPL were calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires that the balance sheet amounts for deferred income taxes be computed based upon the tax effect of aggregate temporary differences arising prior to year end and reversing subsequent to year end. Such effects were calculated based upon tax rates enacted. CPLP, CP Inland and CP Leasing were limited partnerships and Crescent Creek Logging, Inc. was a Subchapter S corporation and were not liable for federal or state income taxes.

     ACCRUED EXPENSES. Included in Accrued Expenses are accrued payroll and profit sharing expenses of $4.8 million and $4.9 million for the years ended December 31, 1996 and 1995, respectively (see Note 9).

     PER UNIT INFORMATION. Net income per Unit is calculated using the weighted average number of Common and Subordinated Units outstanding, divided into net income (loss), after adjusting for the 1% General Partner interest. The weighted average number of Units outstanding was 21,690,655 for the year ended December 31, 1996 and 18,133,527 for the years ended December 31, 1995 and 1994.

     Net income per Unit in 1994 was calculated on a pro forma basis, combining the Former Entities' results of operations with those of the Partnership's for its ten-day period ended December 31, 1994 and assuming that the Partnership's Units were outstanding for the entire year.

     SALES TO EXPORTERS. The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $20.3 million, $11.1 million and $11.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Partnership has chosen to continue to account for unit-based compensation using APB 25 (see Note 9).
If the accounting provisions of SFAS 123 had been adopted as of the beginning of 1996, the effect on 1996 net income would have been immaterial.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including those related to timber volumes, and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from these estimates and changes in such estimates may affect amounts reported in future periods.

     FINANCIAL INSTRUMENTS. All of the Partnership's significant financial instruments are recognized in its consolidated balance sheet. Carrying values approximate fair market value, unless otherwise noted (see Note 5).

     CONCENTRATION OF RISK. The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Partnership may mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both.

     ENVIRONMENTAL COSTS. The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible. Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

     FINANCIAL STATEMENT RECLASSIFICATIONS. Certain amounts in prior years have been reclassified to conform with current year presentation and had no impact on net income or partners' and shareholders' equity.

2.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                      December 31,
                                                   1996        1995
                                                 -------     --------
       Finished goods                            $ 9,068      $12,557
       Work in process                             6,417        2,680
       Logs                                       16,123       27,169
       Supplies                                    1,534        3,600
       LIFO adjustment                             2,604          741
                                                 -------     --------
       Total inventories                         $35,746      $46,747
                                                 -------     --------
                                                 -------     --------

     In 1996, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased net income by $1.0 million.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                      December 31,
                                                   1996        1995
                                                 -------     --------
       Land                                      $ 3,885      $ 2,688
       Buildings and leasehold improvements        6,102        6,063
       Machinery and equipment                    41,040       45,103
       Construction in progress                   12,579        3,667
                                                 -------     --------
                                                  63,606       57,521
       Less: accumulated depreciation            (19,927)     (16,601)
                                                 -------     --------
       Property, plant and equipment, net        $43,679      $40,920
                                                 -------     --------
                                                 -------     --------

     In September 1996, the Partnership acquired substantially all of the assets of a company located in Eugene, Oregon, which operates as a trader of lumber and other wood products for $3.0 million. In addition, in September 1996, the Partnership acquired substantially all of the assets of a studmill in Marysville, Washington for $2.7 million.

     In 1996, the Partnership disposed of substantially all of the assets of the Thompson Falls, Montana and Albeni Falls, Idaho sawmills. Additionally, in 1996, the Partnership disposed of substantially all of the assets of its Redmond, Oregon plywood facility. The Partnership's aggregate net loss related to these disposals was insignificant.

4.  TIMBER, TIMBERLANDS AND ROADS

Timber, timberlands and roads consisted of the following (in thousands):


                                                           December 31,
                                                        1996        1995
                                                      -------     --------
    Timber, timberlands and logging roads, net       $497,491     $313,259
    Timber cutting rights                              14,378        6,804
                                                     --------     --------
    Total timber and timberlands, net                $511,869     $320,063
                                                     --------     --------
                                                     --------     --------

     On May 15, 1996, the Partnership purchased 207,000 acres of Northwest timberland from Cavenham Forest Industries for $205 million (the "Cavenham Acquisition"). The Cavenham Acquisition, along with existing acquisition line borrowings, were financed with a $250 million bank credit facility (the "Acquisition Facility"), which was subsequently repaid with the proceeds of a new equity offering (see Note 8) and placement of senior notes on August 13, 1996 (see Note 5).

     The Partnership's annual update of its timber inventory system (See Note
1) resulted in an increase of timber volumes, which reduced estimated depletion rates and decreased the depletion cost for the year ended December 31, 1995 by $7.4 million, or $0.41 per Unit. The adjustment in 1996 was not significant.

5.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                           December 31,
                                                        1996        1995
                                                     --------     --------
       9.78% Senior Notes due 2002 - 2009            $275,000     $275,000
       9.60% Senior Notes due 2002 - 2009              25,000       25,000
       8.17% Senior Notes due 2003 - 2013              91,000         --
       Term Note due 1997 - 1998, variable rate:
         5.57% at December 31, 1996                     2,000         --
       Revolving Acquisition Line of Credit               --        26,000
                                                     --------     --------
                                                      393,000      326,000
       Less:  current portion                          (1,000)        --
                                                     --------     --------
       Long-term debt, excluding current portion     $392,000     $326,000
                                                     --------     --------
                                                     --------     --------

     The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on September 30, 1999. The credit facility bears a floating rate of interest, 9% at December 31, 1996, and among other provisions, requires the Partnership to repay all outstanding indebtedness under this facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At December 31, 1996 and 1995, the Partnership had $15.0 million and $19.1 million, respectively, outstanding under this facility. On December 31, 1996, the Partnership borrowed $15 million from this facility and repaid the amount in full on January 6, 1997.

     On August 6, 1996 the Partnership renegotiated the terms of its Acquisition Facility with a group of banks to provide for a $125 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and bears a floating rate of interest. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to

6.25% of the outstanding principal balance on the conversion date. There were no borrowings against this facility at December 31, 1996.

     On August 13, 1996, the Partnership issued $91 million of new senior notes (the "New Senior Notes"). The proceeds from the New Senior Note issuance were used to repay a portion of the bank indebtedness incurred in connection with the Cavenham Acquisition under the Acquisition Facility. The New Senior Notes bear an average interest rate of 8.17%, are unsecured and require semi-annual interest payments on August 1 and February 1 of each year through 2013. The New Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, having a similar average maturity as the New Senior Notes, plus 50 basis points. The New Senior Note agreements require the Partnership to make annual principal payments in varying amounts beginning in 2003 and continuing through 2013.

     The Partnership's 9.78% and 9.60% senior notes (the "Existing Senior Notes") are unsecured and require semi-annual interest payments on June 1 and December 1 of each year, through 2009. The Existing Senior Notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, having a similar average maturity as the Existing Senior Notes, plus 50 basis points. The Existing Senior Note agreements require the Partnership to make annual principal payments of $37.5 million on December 1 of each year beginning in 2002 and continuing through 2009.

     All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1996.

     On December 31, 1996, the estimated aggregate fair value of the Partnership's senior notes was approximately $430.9 million and was carried at $391 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Partnership and/or Former Entities made the following cash payments (in thousands):

                           Year ended December 31,
                         1996        1995      1994
                        ------      ------    ------
Interest               $35,936     $28,932    $24,795
Income taxes              --          --      $ 1,388

7.  FORMER ENTITIES - MANDATORILY REDEEMABLE PREFERRED STOCK
       AND LIMITED PARTNERSHIP INTERESTS

     CPLP'S CLASS D LIMITED PARTNERSHIP INTEREST. CPLP issued new Class D Limited Partnership Interests in 1993. The Class D interests included an aggregate annual cumulative priority distribution subject to certain restrictions. The Class D Limited Partnership Interests were redeemed on December 22, 1994 as part of the Partnership's initial public offering (see
Note 8) for the redemption price plus a premium of $3.0 million.

     CP INLAND'S CLASS B PREFERRED LIMITED PARTNERSHIP INTEREST. CP Inland Class B Preferred Limited Partnership Interests entitled the holders to an aggregate annual cumulative priority distribution. The Class B Preferred Limited Partnership Interests were redeemed on December 22, 1994 as part of the Partnership's initial public offering (see Note 8) for the redemption price, plus a premium of $1.3 million.

     The changes in the mandatorily redeemable limited partnership interests were as follows (in thousands):

             Balance at December 31, 1993               $ 52,325
             Allocation of net income                      3,958
             Distributions                                (2,946)
             Accretion                                     4,666
             Redemption                                  (62,317)
             Allocation of redemption in excess of cost    4,314
                                                        ---------
             Balance at December 31, 1994               $   --
                                                        ---------
                                                        ---------

8.   PARTNERS' AND SHAREHOLDERS' EQUITY, INCOME AND DISTRIBUTIONS

     PARTNERSHIP EQUITY. On December 22, 1994, the Partnership sold 9,850,000 Common Units in an initial public offering (the "1994 Offering"). Simultaneous to the 1994 Offering, 2,510,439 Common Units, 5,773,088 Subordinated Limited Partnership Units ("Subordinated Units") and 10,000 Special Allocation Units ("SAUs") were issued to certain existing partners of CPLP and CP Inland.

     During August 1996, the Partnership sold 8,970,750 additional Common Units in a second public offering (the "1996 Offering"). Proceeds from the 1996 Offering were $165.2 million, including $3.3 million from the General Partner, and were used to redeem the SAUs for $4.1 million and to retire a portion of the debt incurred to fund the Cavenham Acquisition (see Notes 4 and 5). An additional 2,647,470 Common Units were sold in the 1996 Offering by certain selling Unitholders.

     The Partnership had 21,331,189 and 12,360,439 Common Units outstanding at December 31, 1996 and 1995, respectively. The Partnership also had 5,773,088 Subordinated Units outstanding at December 31, 1996 and 1995 and 10,000 SAUs outstanding at December 31, 1995.

     PARTNERSHIP INCOME. Generally, 99% of the Partnership's income and losses is allocated to the holders of Common and Subordinated Units, 0.99% is allocated to the Managing General Partner, and .01% is allocated to the Special General Partner.

     CASH DISTRIBUTIONS. In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from Available Cash. Generally, cash distributions are paid in order of preference: first to Common Unitholders; second, to the extent cash remains available, to Subordinated Unitholders; and third, prior to the SAU redemption, to holders of SAUs.

     The Partnership agreement also sets forth certain cash distribution hurdle rates for the General Partner to meet in order to increase its share of the available cash flow. To the extent that the annual distribution exceeds $2.26 per Unit, the General Partner receives 15% of the excess cash flow rather than the base amount of 2%. The General Partner can receive a maximum of 50% of the available cash flow if the annual distribution exceeds $3.62 per Unit.

     The Subordinated Units are subordinated in right of distributions to the holders of Common Units. Provided that certain increases in cash distributions are paid to the holders of Common and Subordinated Units, 50% of the Subordinated Units will convert to Common Units in 1999 and the remaining 50% will convert to Common Units in 2000.

     The Managing General Partner declared distributions of $2.10 per Unit and $2.04 per Unit for the years ended December 31, 1996 and 1995, respectively, and $0.055 per Unit for the ten-day period ended December 31, 1994.

     The Partnership's 1996 and 1995 consolidated distributions to partners included $0.4 million and $0.3 million, respectively, paid to the Managing General Partner for its 1% share of the Operating Partnership's distributions for those years. The remaining 99% of the Operating Partnership's distributions were eliminated in consolidation.

     FORMER ENTITIES. Net income or loss was allocated to the Former Entities' interests pursuant to their respective partnership agreements. In addition to the distributions made pursuant to the Former Entities' partnership agreements, all of the partnerships made tax distributions to their partners in an amount equal to the estimated tax liability for each partner based on the profitability of the respective partnership.

     CROWN PACIFIC LIMITED PARTNERSHIP. CPLP's equity prior to December 22, 1994 consisted of a general partnership interest, three classes of preferred limited partnership interests and two classes of limited partnership interests. Class C Subordinated Preferred Limited Partnership Interests, Class A Limited Partnership Interests and Class E Limited Partnership Interests were all subordinate to Class B and Class D Preferred Limited Partnership Interests (see Note 7). Class C Limited Partnership Interests were retired in 1993. Class B Preferred Limited Partnership Interests were redeemed as part of the 1994 Offering at par, plus accrued priority distributions. Class A and Class E Limited Partnership Interests were exchanged as part of the 1994 Offering for 3,732,323 Common Units of the newly formed Partnership, $74.3 million in cash and 5,401 SAUs.

     CROWN PACIFIC INLAND LIMITED PARTNERSHIP. CP Inlands partners' capital consisted of a general partnership interest, Class A Nonredeemable Limited Partnership Interests and Class B Preferred Limited Partnership Interests (see Note 7). The Class A Limited Partnership Units and General Partner interest were exchanged as part of the 1994 Offering for 4,551,204 Common Units of the newly formed Partnership, plus $33.7 million in cash and 4,599 SAUs.

     Both CPLP and CP Inland had issued warrants along with certain partnership interests. All warrants were redeemed for $21.7 million as part of the 1994 Offering.

9.   UNIT OPTION AND PROFIT SHARING AND EMPLOYEE SAVINGS BENEFIT PLAN

     Effective December 22, 1994, the Managing General Partner adopted the 1994 Unit Option Plan (the "1994 Option Plan"). The 1994 Option Plan empowers the Partnership to award or grant Common Units to certain key employees of the Partnership and Managing General Partner. Under the terms of the 1994 Option Plan, the Managing General Partner can grant annual options on or about January 1, 1995 through January 1, 1999. Total options granted in any one year cannot exceed 1% of the total outstanding Common and Subordinated Units. There were 15,200 and 0 Units exercisable at December 31, 1996 and 1995, respectively.

The exercise price for each annual option grant is the market price of the Common Units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a ten-year period. A summary of option transactions during each of the three years in the period ended December 31, 1996 is shown below:

                                              Units           Option Price
                                            ---------       ----------------
Outstanding, December 31, 1993                 --                   --
  Granted                                    181,000              $21.50
  Exercised                                    --                   --
  Canceled                                     --                   --
                                            --------          ---------------
Outstanding, December 31, 1994               181,000              $21.50
  Granted                                      --                   --
  Exercised                                    --                   --
  Canceled                                    (8,000)             $21.50
                                            --------          ---------------
Outstanding, December 31, 1995               173,000              $21.50
  Granted                                    156,000              $18.13
  Exercised                                    --                   --
  Canceled                                   (21,000)             $21.50
                                            --------          ---------------
Outstanding, December 31, 1996               308,000          $18.13 - $21.50
                                            --------          ---------------
                                            --------          ---------------

     Effective December 22, 1994, the 1994 Option Plan provided for the granting of Front End Options to two officers of the Managing General Partner. Under the terms of the Front End Option grants, each officer received an option to purchase 181,335 Units on December 31, 1999, with an exercise price of $21.50 per Unit (not included in the table above). Front End Options will vest on December 31, 1999 and may be exercised for the period beginning on December 31, 1999 through December 31, 2004, provided all of the following conditions are met:

      1)  The Subordinated Units must convert to Common Units;

      2) The officer must continue his employment with the Managing General Partner through at least December 31, 1999; and

      3) The Partnership must make certain minimum levels of cash distributions to Common and Subordinated Unitholders through December 31, 1999 in excess of those required for Subordinated Unit conversion.

The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, non-union employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. The expense related to profit sharing was $1.7 million, $1.7 million and $1.4 million for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  RELATED PARTIES

     In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $3.7 million and $2.9 million in 1996 and 1995, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     As of December 31, 1996 and 1995, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2001. The remaining commitments were approximately $41.7 million at December 31, 1996.

     The Partnership has two log supply sales agreements that generally have fixed prices, depending on the species of logs delivered, the delivery point and size and quality of logs. During 1996 and 1995, there were 10.4 million board feet (MMBF) and 21 MMBF, respectively, of logs sold under these contracts. 7.5 MMBF of logs are scheduled to be delivered in 1997 under these agreements.

     The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In the opinion of management, the Partnership's liability, if any, under any pending litigation would not materially affect its financial condition or results of operations.

12.  SUBSEQUENT EVENTS

     In January 1997, the Board of Control of the Managing General Partner declared the fourth quarter 1996 distribution of $0.524 per Unit. The distribution will equal $14.3 million, including $0.1 million to the General Partners, and will be paid on February 14, 1997 to Unitholders of record on February 3, 1997.

     In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the "Plan") to attract and retain certain key employees, who also have unit options outstanding under the 1994
Option Plan, by awarding them Distribution Equivalent Rights ("DERs").   A
participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per Unit will be allocated to each participant's account for each DER granted. Such amounts are subordinate to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the 1994 Option Plan, the DER amount corresponding to the vesting portion of such option will be paid to the participant. In January 1997, the Board of Control awarded 255,000 DERs which will have an estimated future annual cost of $0.4 million beginning in 1997.

     In January 1997, the Board of Control of the Managing General Partner approved an amendment (the "Amendment") to the Partnership Agreement. The Amendment would increase by 20 million the number of Common Units that may be issued without further Unitholder approval except as otherwise required by the Partnership Agreement or by law. The Amendment is intended to enhance management's ability to act upon future acquisitions or financing opportunities. The Amendment requires the consent of the Common Unitholders, and the Managing General Partner intends to conduct a consent solicitation for the Amendment commencing in February 1997.