Form 10-K/A
period 1996-12-31
CROWN PACIFIC PARTNERS L P
filed 1997-03-31
CIK 930735

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

     The undersigned Registrant hereby amends the following items of its Annual Report for 1996 on Form 10-K as set forth in the pages attached hereto:

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

                              By:   /s/ Richard D. Snyder
                                  ------------------------
                                        Richard D. Snyder
                                        Vice President and Chief Financial
                                         Officer

Date:  March 31, 1997

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary of compensation for the year ended December 31, 1996 for the President and Chief Executive Officer and the four other most highly compensated executive officers of Crown Pacific Management Limited Partnership, the Registrant's General Partner, for services rendered in all capacities.

                                    TABLE 1

---------------------------------------------------------------------------------------------
                                                                                  LONG-TERM
                                                                  OTHER ANNUAL    SECURITIES
     NAME AND                               SALARY      BONUS     COMPENSATION    UNDERLYING
PRINCIPAL POSITION (1)             YEAR     ($) (2)      ($)         ($) (3)      OPTIONS (#)
---------------------------------------------------------------------------------------------
Peter W. Stott                     1996    $600,000    $120,000         $0           26,000
President &                        1995    $600,000    $250,000         $0          188,335
Chief Executive Officer
---------------------------------------------------------------------------------------------
Roger L. Krage                     1996    $250,000     $ 50,000        $0           15,000
Secretary and                      1995    $250,000     $100,000        $0          188,335
General Counsel
---------------------------------------------------------------------------------------------
Richard D. Snyder                  1996    $175,000     $ 45,000        $0           15,000
Vice President & Chief Financial   1995    $130,733     $  6,000        $0            8,000
Officer
---------------------------------------------------------------------------------------------
G. Pat Hanna                       1996    $167,885     $ 25,000        $0           15,000
Senior Vice President              1995    $125,000     $ 18,000        $0            8,000
---------------------------------------------------------------------------------------------
P. A. Leineweber                   1996    $150,000     $ 20,000        $0           15,000
Vice President                     1995    $126,000     $ 25,000        $0            8,000
---------------------------------------------------------------------------------------------


(1)  Principal position as of December 31, 1996.

(2) Registrant commenced operations on December 22, 1994; therefore, disclosure for years prior to 1995 would not be meaningful.

(3) Other annual compensation for the named executive officers has not been included as no amounts are greater than the lesser of $50,000 or 10% of the total annual salary and bonus for such officer.

The following table summarizes the options granted to the five most highly compensated executive officers of the Managing General Partner for the year ended December 31, 1996.

                                    TABLE 2

--------------------------------------------------------------------------------------------------------------
                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                    ASSUMED ANNUAL RATES OF UNIT
                    INDIVIDUAL GRANTS                           PRICE APPRECIATION FOR OPTION TERM (3)
--------------------------------------------------------------------------------------------------------------
                            NUMBER OF      % OF TOTAL
                           SECURITIES       OPTIONS
                           UNDERLYING      GRANTED TO   EXERCISE
                            OPTIONS        EMPLOYEES     PRICE       EXPIRATION     0%       5%         10%
   NAME                    GRANTED (#)      IN 1996     ($/UNIT)        DATE       ($)      ($)         ($)
--------------------------------------------------------------------------------------------------------------
Peter W. Stott               26,000(1)       16.7%       $18.13       12/31/06      $0   $296,400    $751,140
--------------------------------------------------------------------------------------------------------------
Roger L. Krage               15,000(1)        9.6%       $18.13       12/31/06      $0   $171,000    $433,350
--------------------------------------------------------------------------------------------------------------
Richard D. Snyder            15,000(1)        9.6%       $18.13       12/31/06      $0   $171,000    $433,350
--------------------------------------------------------------------------------------------------------------
G. Pat Hanna                 15,000(1)        9.6%       $18.13       12/31/06      $0   $171,000    $433,350
--------------------------------------------------------------------------------------------------------------
P. A. Leineweber             15,000(1)        9.6%       $18.13       12/31/06      $0   $171,000    $433,350
--------------------------------------------------------------------------------------------------------------

(1)  Represents the issuance of annual options

COMPENSATION OF DIRECTORS

   Outside Directors of the Board of Control of the Managing General Partner receive annual retainers of $15,000 plus $1,000 for each Board of Control meeting and committee meeting attended. Mr. Mumford receives $1,000 per quarter for his services as the Chairman of the Audit Committee of the Board of Control. Messrs. Jaunich, Stott, and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None