Form 10-Q
period 1997-03-31
CROWN PACIFIC PARTNERS L P
filed 1997-05-13
CIK 930735

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q



(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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

    Yes   X                            No
        -----                            -----

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             CROWN PACIFIC PARTNERS, L.P.


                           CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                     (UNAUDITED)




                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      1997            1996
                                                                 --------------  --------------

Revenues ................................................        $    117,391    $    84,555

Operating costs:
 Cost of products sold ..................................              94,171         66,882
 Selling, general and administrative expenses ...........               6,720          5,312
                                                                 --------------  --------------

Operating income ........................................              16,500         12,361

Interest Expense ........................................               9,479          8,245
Amortization of debt issuance costs .....................                 182            126
Other expense (income), net .............................                 142           (174)
                                                                 --------------  --------------

Net income ..............................................        $      6,697    $     4,164
                                                                 --------------  --------------
                                                                 --------------  --------------

Net income per Unit .....................................        $       0.24    $      0.23
                                                                 --------------  --------------
                                                                 --------------  --------------

Weighted average Units outstanding ......................          27,104,277     18,133,527
                                                                 --------------  --------------
                                                                 --------------  --------------




Cash flow (1) ...........................................        $     25,523    $    21,414
                                                                 --------------  --------------
                                                                 --------------  --------------





(1) Cash flow is defined as EBITDDA, or earnings before interest, income tax, depreciation, depletion, and amortization. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Partnership's ability to service debt and support its cash distributions to Unitholders.

             See accompanying Notes to Consolidated Financial Statements.

                             CROWN PACIFIC PARTNERS, L.P.


                              CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS, EXCEPT FOR UNIT DATA)


                                        ASSETS


                                                                    MARCH 31,     DECEMBER 31,
                                                                      1997            1996
                                                                   (UNAUDITED)
                                                                 --------------  --------------

Current assets:
 Cash and cash equivalents ..............................        $     15,807    $     16,818
 Accounts receivable ....................................              54,155          42,810
 Notes receivable .......................................               3,892           5,605
 Inventories ............................................              26,706          35,746
 Deposits on timber cutting contracts ...................               4,417           4,771
 Prepaid and other current assets .......................               3,141           2,674
                                                                 --------------  --------------

   Total current assets .................................             108,118         108,424
Property, plant and equipment, net ......................              43,295          43,679
Timber, timberlands and roads, net ......................             506,759         511,869
Other assets ............................................              11,151          11,789
                                                                 --------------  --------------

   Total assets .........................................        $    669,323    $    675,761
                                                                 --------------  --------------
                                                                 --------------  --------------


                          LIABILITIES AND PARTNERS' CAPITAL

Current liabilites:
 Notes payable ..........................................        $     15,000    $     15,000
 Accounts payable .......................................               8,389          11,363
 Accrued expenses .......................................               9,988          10,470
 Accrued interest .......................................              11,032           5,369
 Current portion of long-term debt ......................               1,000           1,000
                                                                 --------------  --------------

   Total current liabilities ............................              45,409          43,202
Long-term debt ..........................................             391,000         392,000
Other non-current liabilities ...........................                 712             561
                                                                 --------------  --------------
                                                                      437,121         435,763
                                                                 --------------  --------------
Commitments and contingent liabilities

Partners' capital:
   General partners .....................................               2,632           2,708
   Limited partners (27,104,277 Units outstanding at
    March 31, 1997 and December 31, 1996) ...............             229,570         237,290
                                                                 --------------  --------------
     Total partners' capital ............................             232,202         239,998
                                                                 --------------  --------------
     Total liabilities and partners' capital ............        $    669,323    $    675,761
                                                                 --------------  --------------
                                                                 --------------  --------------




             See accompanying Notes to Consolidated Financial Statements.

                          CROWN PACIFIC PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1997           1996
                                                    ------------   ------------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .    $  6,697       $  4,164
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depletion, depreciation and amortization . . . .       9,347          9,005
    Loss (gain) on sale of property. . . . . . . . .          44         (2,073)
    Other. . . . . . . . . . . . . . . . . . . . . .        (232)             1
  Net change in current assets and current
   liabilities:
    Accounts and notes receivable. . . . . . . . . .      (6,498)        (2,758)
    Inventories. . . . . . . . . . . . . . . . . . .       3,904          2,271
    Deposits on timber cutting contracts . . . . . .         354          1,209
    Prepaid and other current assets . . . . . . . .        (442)          (328)
    Accounts payable and accrued expenses. . . . . .       2,357          8,725
                                                        --------       --------
Net cash provided by operating activities. . . . . .      15,531         20,216
                                                        --------       --------

Cash flows from investing activities:
  Additions to timberlands . . . . . . . . . . . . .      (1,577)        (2,924)
  Additions to timber cutting rights . . . . . . . .      (1,275)       (12,842)
  Additions to equipment . . . . . . . . . . . . . .      (2,277)        (2,456)
  Proceeds from sales of property. . . . . . . . . .       1,097            979
  Principal payments received on notes . . . . . . .       3,070              -
  Other investing activities . . . . . . . . . . . .          14           (116)
                                                        --------       --------
Net cash used in investing activities. . . . . . . .        (948)       (17,359)
                                                        --------       --------


Cash flows from financing activities:
  Net decrease in short-term borrowing . . . . . . .           -         (4,000)
  Proceeds from issuance of long-term debt . . . . .           -         32,000
  Repayments of long-term debt . . . . . . . . . . .      (1,000)       (18,000)
  Distributions to partners. . . . . . . . . . . . .     (14,492)        (9,436)
  Other financing activities . . . . . . . . . . . .        (102)           (37)
                                                        --------       --------
Net cash (used in) provided by financing activities.     (15,594)           527
                                                        --------       --------

Net (decrease) increase in cash and cash equivalents      (1,011)         3,384
Cash and cash equivalents at beginning of period . .      16,818         10,292
                                                        --------       --------

Cash and cash equivalents at end of period . . . . .    $ 15,807       $ 13,676
                                                        --------       --------
                                                        --------       --------


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

    The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting
principles to be included in a full set of financial  statements.   The
financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three months ended March 31, 1997 and 1996 have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    The taxable income, deductions, and credits of the Partnership are allocated to the Unitholders based on the number of Units held, purchase price and the holding period. Distributions of cash to a Unitholder are considered a non-taxable return of capital to the extent of the Unitholder's basis in the Units (as such basis is increased by the allocable share of the Partnership's income). Any such distributions in excess of the Unitholder's basis in the Units will result in gain recognition. Unitholders are required to include in their income tax filings their allocable share of the Partnership's taxable income, substantially all of which is expected to be characterized as capital gain, regardless of whether cash distributions are made. For tax exempt entities, such as IRAs, a portion of the Partnership's taxable income is treated as Unrelated Business Taxable Income ("UBTI"). To the extent a tax exempt entity has more than $1,000 of UBTI, it may be required to pay federal income taxes.

    Net income per Unit was calculated using the weighted average number of Common and Subordinated Units outstanding divided into net income, after adjusting for the General Partner interest. The General partner income allocation was $67,000 and $42,000 for the three months ended March 31, 1997 and 1996, respectively. The Partnership will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997. The effect of adoption of such pronouncement is expected to be immaterial to the financial statements taken as a whole.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                              MARCH 31,    DECEMBER 31,
                                               1997            1996
                                          -----------------------------
                        Finished goods       $  8,071      $  9,068
                        Work-in-process             -         6,417
                        Logs                   15,155        16,123
                        Supplies                1,226         1,534
                        LIFO effect             2,254         2,604
                                          -----------------------------
                            Total           $  26,706     $  35,746
                                          -----------------------------
                                          -----------------------------

3.  NOTES PAYABLE

    On March 31, 1997, Crown Pacific renegotiated its Working Capital and Acquisition Credit Facilities with its lenders. Under the terms of the amendments to these agreements, certain loan fees and rates have been reduced to terms more favorable to the Partnership.

4.  ASSET DISPOSITIONS

    In March 1997, Crown Pacific sold substantially all of the assets of its Redmond, Oregon remanufacturing facility for $7.4 million. In conjunction with the sale, the Partnership entered into a long-term supply agreement with the purchaser for lumber at market value. Proceeds from the sale of these assets are expected to be used to fund a portion of the Partnership's mill expansion and capital improvement program.

5.  CONSENT SOLICITATION

    In March 1997, Crown Pacific successfully concluded a consent solicitation of its Unitholders to amend its Partnership Agreement to increase the number of Common Units available for issuance by 20 million. Such Units may be sold from time to time in the future.

The Partnership intends to use the proceeds from potential sales of such Units to finance acquisitions.

6.  SUBSEQUENT EVENT

    On April 22, 1997, the Board of Control of the Managing General Partner authorized the Partnership to make a distribution of $0.538 per Unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution will be $14.88 million (including $.15 million to the General Partners) and will be paid on May 15, 1997 to Unitholders of record on May 5, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Crown Pacific's principal operations consist of the growing and harvesting of timber, the sale of logs and the processing and sale of lumber and other wood products. The Partnership's ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control. These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

FINANCIAL CONDITION

    LIQUIDITY AND CAPITAL RESOURCES. The Partnership's primary source of liquidity has been cash provided by operations. Combined accounts and notes receivable increased during the three months ended March 31, 1997 primarily due to increased sales during that quarter and a $6.8 million receivable generated by the sale of the Partnership's Redmond, Oregon remanufacturing facility in March 1997. The Partnership's inventories and accounts payable decreased during the first quarter of 1997 as a result of the sale of the remanufacturing facility. Increases in accrued interest expense relate to timing differences in payment dates of interest on the Partnership's Senior Notes.

    Property, plant and equipment decreased slightly during the first quarter of 1997. Capital expenditures for property, plant and eqiupment were $2.3 million and were primarily for improvements increasing capacities and efficiency at the Partnership's sawmills. These increases were offset by depreciation and the disposition of the remanufacturing facility during the quarter.

    Timber, timberlands and roads decreased $5.1 million during the first quarter of 1997. This net decrease related to depletion and amortization, which was partially offset by related capital expenditures of $2.9 million during the quarter. Capital expenditures during the quarter were funded by proceeds from property sales, note collections and cash provided by operations.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay capital expenditures and to satisfy interest and principal payments on indebtedness will be significant. The Managing General Partner expects that the debt service will be funded from current operations. The Partnership expects to make cash distributions from current funds and cash generated from operations. Capital expenditures are expected to be funded by current funds, cash generated from operations, property sales, and/or bank borrowings. On May 12, 1997, the Partnership announced its plans to build a new $12 million high technology studmill in Port Angeles, Washington. Construction of the new mill will begin after engineering studies are completed and final board approval is obtained. The mill is expected to be financed using proceeds from property sales, or debt or both and will be completed in 1998. Capital expenditures, excluding purchases of timber and timberlands, the purchases of businesses, and any costs incurred in connection with the new studmill are expected to be approximately $15.0 million in 1997.

    FORWARD-LOOKING STATEMENTS. The information contained in this report includes certain forward-looking statements that are based on assumptions that in the future may prove not to be accurate. Those statements, and Crown Pacific Partners, L.P.'s business and prospects are subject to a number of risks, including the volatility of timber and lumber prices, factors limiting harvesting of timber including contractual obligations, weather and access limitations, the substantial capital expenditures required to supply its operations, environmental risks, operating risks normally associated with the timber industry, competition, government regulation, the value of the U.S. dollar against foreign currencies such as the Japanese yen, and the ability of the Partnership to implement its business strategy. These and other risks are described in the Partnership's reports and registration statements that are available from the United States Securities and Exchange Commission.

    RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996)

    Net sales during the first quarter ended March 31, 1997 increased 38.8% to $117.4 million, from $84.6 million in the first quarter in 1996. The $32.8 million increase was principally due to $25.9 million of sales from the wholesale operation, which was acquired in September 1996, higher prices for lumber products and increased sales volumes in most of the Partnership's regions and product lines. Sales increases in 1997 were partially offset by the closure of mills and decreases in prices of wood chips and other residuals.

    Lumber sales, excluding sales from the wholesale operation, represented 43.6% of sales in the first quarter of 1997, compared to 49.4% in the same quarter in 1996. External lumber prices in the Oregon and Inland regions increased 12.5% and 26.1%, respectively, for the first quarter of 1997 from prices experienced in the same quarter of 1996. Price increases were due to strong U.S. housing and residential and commercial remodeling markets.

    Total lumber sales volumes, excluding sales from the wholesale operation, decreased 1.1% in the first quarter of 1997, compared to the same period in 1996. Sales volumes of Oregon lumber increased 7.7% to 33.8 MMBF in the 1997 quarter, compared to 31.4 MMBF in the 1996 quarter. Volume increases in the Oregon region were due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities during the 1997 period. Lumber sales volumes in the Inland region decreased by 17.8% to 50.7 MMBF in the first quarter of 1997 primarily due to the closure of the Albeni Falls, Idaho sawmill in June 1996. Sales volumes of lumber from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were 7.5 MMBF during the first quarter of 1997. Lumber sales volumes are expected to remain stable during the remainder of 1997 as housing markets remain strong and interest rates, although increasing, remain favorable to the housing industry.

    Log sales represented approximately 21.8% of sales in the first quarter of 1997, compared to 28.0% in the same quarter of 1996. Sales prices for external logs sold domestically increased 16.0% over the 1996 quarter. Increases in pricing were primarily due to higher hemlock and cedar prices in the Washington region. Log sales volumes decreased 10.1% in the first quarter of 1997. Decreases in sales volumes were attributed to reduced sales from the Partnership's Inland region in the 1997 quarter. Sales volume decreases in the Inland region were partially offset by sales of logs from the former Cavenham timberlands in the Olympic Tree Farm acquired in May 1996.

    Sales of logs to customers involved in exporting activities (included in log sales amounts above) were approximately $5.7 million, or 4.9% of sales in the first quarter of 1997, compared to $4.5 million, or 5.3% of sales for the same quarter in 1996. Prices received for export logs decreased 6.2% and sales volumes increased 35.3% in the first quarter of 1997 compared to the same quarter in 1996. Price decreases resulted primarily from changes in species mix and declines in the value of the Japanese yen against the U.S. dollar. Sales volumes increased as a result of log sales from the former Cavenham timberlands in the Olympic Tree Farm acquired in May 1996.

    Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products and represented 22.0% of sales in the first quarter of 1997.

    Sales of millwork products from the Partnership's remanufacturing facility were 7.9% of sales in the first quarter of 1997, compared to 8.4% in the same quarter in 1996. The remanufacturing facility was sold on March 31, 1997.

    There were no significant sales of timberlands in the first quarter of 1997, compared to $2.5 million in the first quarter of 1996, which resulted in a $2.0 million gain.

    By-product and other revenues accounted for 4.6% of sales in the first quarter of 1997, compared to 8.2% in the same quarter in 1996. Decreases relate primarily to a 45% decrease in the price of wood chips in the 1997 period, compared to the first quarter of 1996.

    Cost of sales as a percentage of sales increased slightly to 80.2% in the first quarter of 1997, compared to 79.1% in the same quarter in 1996. Higher margin sales for the Partnership's lumber and log products in the first quarter of 1997, compared to the first quarter in 1996, were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales would have been 75.6% of total sales, reflecting higher product prices and the closure of the marginal Albeni Falls and plywood operations.

    Selling, general and administrative expenses increased $1.4 million in the first quarter of 1997, from $5.3 million in the first quarter in 1996. Selling, general and administrative expenses represented 5.7% of sales in the first quarter of 1997 and 6.3% of sales in the same quarter of 1996. The increase in dollar amount was principally due to increased salaries, wages and benefits needed to support the current level of sales and marketing expenses associated with the Partnership's wholesale operation acquired in September 1996.

    Interest expense increased $1.2 million in the first quarter of 1997, from $8.2 million in the same quarter in 1996 due to increases in long-term debt related to the acquisition of the Cavenham timberlands in May 1996.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

    Weighted average Units outstanding in the first quarter of 1997 increased by 8.97 million due to the Partnership's public offering and sale of Common Units in August 1996.

    PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits

    3.1 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P.

    4.1 Second Amendment to Amended and Restated Credit Agreement dated as of July 31, 1996.

    4.2 First Amendment to Amended and Restated Credit Agreement B dated as of July 31, 1996.

   10.1 Agreement for the Sale and Purchase of Business Assets dated March 28, 1997 between Registrant and Team Millwork, LLC.

   10.2 Lumber Supply Agreement dated March 28, 1997 between Registrant and team Millwork, LLC.

    B.   Reports on Form 8-K

         None

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


                   CROWN PACIFIC PARTNERS, L.P.
                   ----------------------------
                           (Registrant)

                   By:     Crown Pacific Management
                           Limited Partnership,
                           as General Partner


                   By:  /s/Richard D. Snyder
                      -------------------------------------------
                      Vice President and Chief Financial Officer
                      (Duly Authorized Officer and Principal Financial Officer)