Form 10-Q
period 1997-06-30
CROWN PACIFIC PARTNERS L P
filed 1997-08-13
CIK 930735

                                             CONFORMED COPY


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

       Yes    X                                               No
           ------                                                -------

                           PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           CROWN PACIFIC PARTNERS, L.P.

                         CONSOLIDATED STATEMENT OF INCOME
                       (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                    (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,
                                                             1997          1996
                                                         ----------     ----------
  Revenues ...........................................     $125,427        $96,082

  Operating costs:
    Cost of products sold ............................      101,753        76,266
    Selling, general and administrative expenses .....        6,983         4,609
                                                         ----------     ----------

  Operating income ...................................       16,691        15,207

  Interest expense ...................................        9,305        10,309
  Amortization of debt issuance costs ................          183           155
  Other (income) expense, net ........................         (167)          300
                                                         ----------     ----------
  Net income .........................................       $7,370        $4,443
                                                         ----------     ----------
                                                         ----------     ----------


  Net income per Unit* ...............................        $0.27         $0.24
                                                         ----------     ----------
                                                         ----------     ----------

  Weighted average Units outstanding .................   27,104,277     18,133,527
                                                         ----------     ----------
                                                         ----------     ----------

  Cash flow** .........................................     $25,419        $24,308
                                                         ----------     ----------
                                                         ----------     ----------


  *Net income per Unit is calculated based on weighted average units outstanding after deducting the General Partners' allocation of net income.

 **Cash flow is defined as EBITDDA or earnings before interest, income taxes, depreciation, depletion, and amortization. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Company's ability to service debt and support its cash distributions to Unitholders.


         See accompanying Notes to Consolidated Financial Statements

                          CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT PER UNIT AND UNIT DATA)
                                   (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             1997          1996
                                                         ----------     ----------


  Revenues  ...........................................    $242,818       $180,637
  Operating costs:
    Cost of products sold .............................     195,924        143,148
    Selling, general and administrative expenses.......      13,703          9,921
                                                         ----------     ----------

  Operating income ....................................      33,191         27,568

  Interest expense ....................................      18,784         18,554
  Amortization of debt issuance costs .................         365            281
  Other (income) expense, net .........................         (25)           126
                                                         ----------     ----------

  Net income ..........................................     $14,067         $8,607
                                                         ----------     ----------
                                                         ----------     ----------

  Net income per Unit* ................................       $0.51          $0.47
                                                         ----------     ----------
                                                         ----------     ----------

  Weighted average Units outstanding ..................  27,104,277     18,133,527
                                                         ----------     ----------
                                                         ----------     ----------

  Cash flow** .........................................     $50,942        $45,722
                                                         ----------     ----------
                                                         ----------     ----------


  *Net income per Unit is calculated based on weighted average units outstanding after deducting the General Partners' allocation of net income.

 **Cash flow is defined as EBITDDA or earnings before interest, income taxes, depreciation, depletion, and amortization. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Company's ability to service debt and support its cash distributions to Unitholders.


         See accompanying Notes to Consolidated Financial Statements.

                          CROWN PACIFIC PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT FOR UNIT DATA)

                                     ASSETS

                                                          JUNE 30,
                                                            1997        DECEMBER 31,
                                                         (UNAUDITED)       1996
                                                         -----------    ------------
  Current assets:
    Cash and cash equivalents .........................   $ 14,984       $ 16,818
    Accounts receivable ...............................     42,319         42,810
    Notes receivable ..................................      5,139          5,605
    Inventories .......................................     26,415         35,746
    Deposits on timber cutting contracts ..............      5,276          4,771
    Prepaid and other current assets ..................      2,209          2,674
                                                          --------       --------
      Total current assets  ...........................     96,342        108,424
    Property, plant and equipment, net.................     44,817         43,679
    Timber, timberlands and roads, net.................    504,136        511,869
    Other assets.......................................     11,005         11,789
                                                          --------       --------
      Total assets.....................................   $656,300       $675,761
                                                          --------       --------
                                                          --------       --------

                         LIABILITIES AND PARTNERS' CAPITAL

  Current liabilities:
    Notes payable......................................   $  3,000       $ 15,000
    Accounts payable...................................     18,095         11,363
    Accrued expenses...................................     11,947         10,470
    Accrued interest  .................................      5,582          5,369
    Current portion of long-term debt..................      1,000          1,000
                                                          --------       --------

      Total current liabilities .......................     39,624         43,202
    Long-term debt ....................................    391,000        392,000
    Other non-current liabilities .....................      1,054            561
                                                          --------       --------
                                                           431,678        435,763
                                                          --------       --------
                                                          --------       --------

    Commitments and contingent liabilities

    Partners' capital:
      General partners ................................      2,553          2,708
      Limited partners (27,104,277 Units outstanding at
       June 30, 1997 and December 31, 1996) ...........    222,069        237,290
                                                          --------       --------
        Total partners' capital .......................    224,622        239,998
                                                          --------       --------
      Total liabilities and partners' capital..........   $656,300       $675,761
                                                          --------       --------
                                                          --------       --------


             See accompanying Notes to Consolidated Financial Statements
                                       4

                         CROWN PACIFIC PARTNERS, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                              FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                1997             1996
                                                              ----------      --------
  Cash flows from operating activities:
    Net income .............................................  $   14,067      $   8,607
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depletion, depreciation and amortization .............      18,092         18,561
      Gain on sale of property .............................        (482)        (5,206)
      Other ................................................         564             20

    Net change in current assets and current
     liabilities:
      Accounts and notes receivable ........................        3,766       (11,040)
      Inventories ..........................................        4,195        13,701
      Deposits on timber cutting contracts .................         (505)        1,362
      Prepaid and other current assets .....................          447          (956)
      Accounts payable and accrued expenses ................        6,739         3,753
                                                               ----------      --------
    Net cash provided by operating activities ..............       46,883        28,802
                                                               ----------      --------

  Cash flows from investing activities:
    Additions to timberlands  ..............................       (6,331)     (209,902)
    Additions to timber cutting rights .....................       (1,275)      (12,842)
    Additions to equipment .................................       (5,068)       (5,069)
    Proceeds from sales of property ........................        1,178         2,676
    Principal payments received on notes ...................        5,260          --
    Other investing activities .............................           18          (598)
                                                               ----------      --------
  Net cash used in investing activities ....................       (6,218)     (225,735)
                                                               ----------      --------

  Cash flows from financing activities:
    Net decrease in short-term borrowing ...................      (12,000)       (2,100)
    Proceeds from issuance of  long-term debt ..............         --         264,000
    Repayments of long-term debt ...........................       (1,000)      (40,000)
    Distributions to partners ..............................      (29,372)      (19,133)
    Equity issuance costs ..................................          (69)         --
    Other financing activities .............................          (58)       (5,371)
                                                               ----------      --------
  Net cash (used in) provided by financing activities ......      (42,499)      197,396
                                                               ----------      --------

  Net (decrease) increase in cash and cash equivalents .....       (1,834)          463
  Cash and cash equivalents at beginning of period .........       16,818        10,292
                                                               ----------      --------
  Cash and cash equivalents at end of period ...............      $14,984       $10,755
                                                               ----------      --------
                                                               ----------      --------


          See accompanying Notes to Consolidated Financial Statements
                                       5

                          CROWN PACIFIC PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership, was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

     The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1996 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six months ended June 30, 1997 and 1996 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

     Net income per unit was calculated using the weighted average number of Common and Subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $74 and $44 for the three months ended June 30, 1997 and 1996, respectively, and $141 and $86 for the six months ended June 30, 1997 and 1996, respectively.

     The Partnership will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" in 1997. The effect of adoption of such pronouncement is expected to be immaterial to the financial statements taken as a whole.

2. INVENTORIES

Inventories consisted of the following (in thousands):

                                                 JUNE 30,    DECEMBER 31,
                                                   1997          1996
                                                 -------     ------------
                     Finished goods ..........   $10,866        $ 9,068
                     Work-in-process .........      --            6,417
                     Logs ....................    12,609         16,123
                     Supplies ................     1,036          1,534
                     LIFO effect .............     1,904          2,604
                                                 -------        -------
                         Total ...............   $26,415        $35,746
                                                 -------        -------
                                                 -------        -------

3. SHELF REGISTRATION STATEMENT

  On May 17, 1997, Crown Pacific filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (SEC) for the registration of 7.5 million limited partnership units. The Partnership intends to use the proceeds from any potential future sale of these units to finance future acquisitions.

4. SUBSEQUENT EVENTS

  On July 22, 1997, the Board of Control of the Managing General Partner of the Partnership ratified the Partnership's previously announced plans to build a new high-technology studmill in Port Angeles, Washington. The Port Angeles mill will allow the Partnership to add value to the logs harvested from its Olympic Tree Farm. Construction of the mill is expected to be completed in the third quarter of 1998. Total costs are expected to be approximately $18 million.

  On July 22, 1997, Crown Pacific announced plans to build a $17 million state-of-the-art sawmill at its existing mill site in Bonners Ferry, Idaho. The Partnership expects to gain sizable efficiency and fiber realization improvements from this new facility. Construction of the mill is expected to be completed in the third quarter of 1998.

  On July 22, 1997, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution, as defined by the Partnership Agreement. The total distribution will be $14.88 million (including $.15 million to the General Partners) and will be paid on August 14, 1997 to unitholders of record on August 5, 1997.

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

FINANCIAL CONDITION

  LIQUIDITY AND CAPITAL RESOURCES. The Partnership's primary source of liquidity has been cash provided by operations. The increase in cash provided by operations resulted from enhanced profitability, decreases in inventories related to the sale of the remanufacturing facility on March 31, 1997, seasonal declines in the Partnership's log supply and increases in accounts payable due to seasonal increases in log harvesting activities during the second quarter.

  Net cash used in investing activities resulted from additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from notes receivable and sales of properties.

  On July 22, 1997, the Board of Control of the Managing General Partner ratified the Partnership's previously announced plans to build a new high-technology studmill in Port Angeles, Washington. The Port Angeles mill will allow the Partnership to add value to the logs harvested from its Olympic Tree Farm. Total costs are expected to be approximately $18 million. Also on July 22, 1997, Crown Pacific announced plans to construct a new $17 million state-of-the-art sawmill at its existing mill site at Bonners Ferry, Idaho. The Partnership believes it can realize sizable efficiency and fiber recovery improvements from this new facility. Both mills are expected to be completed in the third quarter of 1998. Timber, timberlands and roads decreased during the six months ended June 30, 1997 primarily due to depletion and amortization.

  Net cash used in financing activities resulted primarily from distributions to partners and payments on the Partnership's working capital line.

  On July 22, 1997, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution will be $14.88 million (including $.15 million to the General Partners) and will be paid on August 14, 1997 to unitholders of record on August 5, 1997.

  Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $15.0 million in 1997. The Managing General Partner expects that capital expenditures will be funded by current funds, cash generated from operations, property sales, and/or bank borrowings. The new mills are expected to be financed using operating leases, proceeds from property sales, bank borrowings and/or cash generated from operations. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations. Capital expenditures during the six-month period were funded by proceeds from note collections, property sales and cash provided by operations.

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

  RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996)

  Net sales during the second quarter ended June 30, 1997 increased 30.5% to $125.4 million, from $96.1 million in the same quarter in 1996. The $29.3 million increase was principally due to $32.8 million of sales from the wholesale operation, which was acquired in September 1996, and increased revenues from lumber and log products due to higher sales prices during the 1997 quarter. Sales increases during the second quarter of 1997 were partially offset by decreases in sales of plywood and remanufacturing products subsequent to the sale of these facilities and decreased land sales in the 1997 quarter.

  Lumber sales, excluding sales from the wholesale operation, represented 43.4% of sales in the second quarter of 1997, compared to 48.9% of sales in the same quarter of 1996. Average external prices received for lumber in the Oregon and Inland regions increased 12.9% and 18.7%, respectively, to $699 per thousand board feet (MBF) and $483/MBF, respectively, for the second quarter of 1997 from prices received in the same quarter of 1996. Price increases were due to strong U.S. housing and residential and commercial remodeling markets. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were $326/MBF in the second quarter of 1997. Lumber prices have softened slightly during the early part of the third quarter of 1997 and are expected to continue moderately downward during the first part of the third quarter as the U.S. millwork industry works off existing inventory levels. Lumber prices remain strong, however, relative to historical prices.

  External lumber sales volumes, excluding those sales from the wholesale operation, decreased 2.3% in the second quarter of 1997 to 93.9 million board feet (MMBF), compared to 96.1 MMBF in the same period of 1996. Sales volumes of Oregon lumber increased 21.7% to 41.9 MMBF in the 1997 quarter due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities as a result of capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region decreased by 27.9% to 44.4 MMBF in the second quarter of 1997 due to the closure of the Albeni Falls, Idaho sawmill in June 1996. External sales volumes of lumber from the Marysville studmill were 7.6 MMBF during the second quarter of 1997.

  Log sales represented 20.8% of sales in the second quarter of 1997, compared to 24.2% in the same quarter of 1996. Average external domestic prices for logs sold in the Oregon and Inland Tree Farms decreased 22.7% and 9.1%, respectively, to $412/MBF and $482/MBF, respectively, while prices for logs sold in the Hamilton and Olympic Tree Farms increased 38.4% and 35.7%, respectively, to $638/MBF and $494/MBF, respectively, over prices received in the comparable 1996 quarter. Increases in pricing were primarily due to a strong domestic lumber market and reductions in lower priced stumpage sales in the 1997 quarter. Decreases in the Oregon and Inland Tree Farms were due to changes in harvest patterns toward lower priced logs.

  Domestic log sales volumes increased 9.2% in the second quarter of 1997 to
40.0 MMBF, compared to 36.6 MMBF in the same quarter of 1996. Overall increases resulted primarily from the shifting of logs normally sold in export markets to the stronger domestic markets. Domestic volumes from the Oregon, Inland and Olympic Tree Farms increased 46.2%, 15.5% and 44.0%, respectively, to 4.2 MMBF, 11.4 MMBF and 16.4 MMBF, respectively, over volumes attained in the 1996 quarter. Domestic volumes sold from the Hamilton Tree Farm decreased 36.0% to 8.0 MMBF in the second quarter of 1997, compared to levels attained in the same quarter of 1996.

  Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $4.6 million, or 3.6% of sales in the second quarter of 1997, compared to $6.0 million, or 6.2% of sales for the same quarter in 1996. Prices received for export logs increased 1.6% to $628/MBF while sales volumes decreased 25.8% to 7.3 MMBF in the second quarter of 1997 from levels experienced in the same quarter of 1996. Decreases in sales volumes resulted from a shift in Japanese preferences from the purchase of logs to the purchase of lumber products and decreased demand for the most expensive export-grade logs. Over the longer term, the shift to the purchase of lesser-grade export logs in Japan may increase the total proportion of export logs sold from the Washington Tree Farms, where these grades are predominant.

  Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 26.1% of sales in the second quarter of 1997.

  Sales of timberlands were insignificant in the second quarter of 1997, compared to 5.4% of sales in the second quarter of 1996, which resulted in a $3.6 million gain.

  By-product and other revenues, which includes millwork products, accounted for 8.6% of sales in the second quarter of 1997, compared to 21.5% of sales in the same quarter of 1996. Decreases relate primarily to the sale of the remanufacturing facility on March 31, 1997 and a 12.2% decrease in the price of wood chips in the 1997 period.

  Cost of sales as a percentage of sales increased slightly to 81.1% in the second quarter of 1997, compared to 79.4% in the same quarter of 1996.
Higher margin sales of the Partnership's lumber and log products in the second quarter of 1997 were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales would have been 75.7% of total sales for the second quarter of 1997, reflecting higher product prices and the closure of the less profitable Albeni Falls sawmill and the Partnership's plywood and remanufacturing facilities.

  Selling, general and administrative expenses increased $2.4 million in the second quarter of 1997, from $4.6 million in the second quarter in 1996. Selling, general and administrative expenses represented 5.6% of sales in the second quarter of 1997 and 4.8% of sales in the same quarter of 1996. Increases were primarily due to increased marketing expenses associated with the Partnership's wholesale operation and additional salaries, wages and other benefits needed to support the current level of sales and marketing activities.

  Interest expense decreased $1.0 million in the second quarter of 1997, from $10.3 million in the same quarter in 1996. Amounts in the 1996 quarter include interest for bridge debt used to finance the purchase of the Olympic and Eastside Oregon Tree Farms in May 1996.

  The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

  Weighted average units outstanding in the second quarter of 1997 increased by 8.97 million due to the Partnership's public offering and sale of common units in August 1996.

  RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996)

  Net sales during the six months ended June 30, 1997 increased 34.4% to $242.8 million, from $180.6 million in the same 1996 period. The $62.2 million increase was principally due to $58.6 million of sales from the wholesale operation, which was acquired in September 1996, and increased sales of lumber and log products due to higher prices during the 1997 period. Sales increases during the 1997 six-month period were partially offset by decreases in plywood and millwork products subsequent to the sale of these facilities, decreased land sales and decreases in the prices of wood chips and other residuals.

  Lumber sales, excluding those sales from the wholesale operation, represented 43.5% of sales in the 1997 period, compared to 49.0% of sales in the 1996 period. Average external prices received for lumber in the Oregon and Inland regions increased 12.8% and 26.0%, respectively, to $696/MBF and $484/MBF, respectively, for the 1997 period from prices received in the 1996 six-month period. Price increases were due to strong U.S. housing and residential and commercial remodeling markets. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were $319/MBF in the 1997 six-month period. Lumber prices have softened slightly during the early part of the third quarter of 1997 and are expected to continue moderately downward during the first part of the third quarter as the U.S. millwork industry works off existing inventory levels. Lumber prices remain strong, however, relative to historical prices.

  External lumber sales volumes, excluding sales from the wholesale operation, decreased 1.7% in the 1997 period to 185.8 MMBF, from 189.0 MMBF in the same period in 1996. Sales volumes of Oregon lumber increased 15.0% to 75.7 MMBF in the 1997 period due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region decreased by 22.9% to 95.1 MMBF in the 1997 six-month period primarily due to the closure of the Albeni Falls, Idaho sawmill in June 1996. External sales volumes from the Marysville studmill were 15.1 MMBF during the 1997 period.

  Total log sales represented 21.3% of sales for the six months ended June 30, 1997, compared to 26.0% in the same period of 1996. Average external domestic prices received for logs sold in the Inland, Hamilton and Olympic Tree Farms increased 20.0%, 23.8% and 27.4%, respectively, to $482/MBF, $574/MBF and $464/MBF, respectively, over prices experienced in the 1996 period. Average external prices received for logs sold in the Oregon Tree Farm decreased 13.1% to $419/MBF. Overall price increases were due to a strong domestic lumber market and a lower volume of stumpage sales in the 1997 period. Decreases in the Oregon Tree Farm were due to changes in harvest patterns toward lower priced logs.

  Domestic log sales volumes decreased 5.0% in the 1997 six-month period to
78.7 MMBF, compared to 82.9 MMBF in the same 1996 period primarily due to reductions in stumpage sales during the first quarter of 1997. Domestic sales volumes from the Oregon, Inland and Hamilton Tree Farms decreased 29.8%, 33.0% and 31.8%, respectively, to 8.1 MMBF, 25.2 MMBF and 15.2 MMBF, respectively, over volumes experienced in the 1996 six-month period. Volumes sold from the Olympic Tree Farm acquired in May 1996 increased 165.5% to 30.2 MMBF in the 1997 six-month period.

  Sales of logs to customers involved in exporting activities (included in total log sales above) were $10.3 million, or 4.2% of sales in the 1997 six-month period, compared to $10.5 million, or 5.8% of sales for the same period in 1996. Prices received for export logs remained stable at $658/MBF and sales volumes decreased 2.1% to 15.6 MMBF in the 1997 period from levels experienced in the 1996 period. Decreases in sales volumes resulted from a shift in Japanese preferences from the purchase of logs to the purchase of lumber products and decreased demand for the most expensive export-grade logs. Over the longer term, the shift to the purchase of lesser-grade export logs in Japan should increase the total proportion of export logs sold from the Washington Tree Farms, where these grades are predominant.

  Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 24.1% of sales in the six-month period ended June 30, 1997.

  Sales of timberlands were insignificant in the 1997 six-month period, compared to 4.3% of sales in the 1996 period, which resulted in a $5.6 million gain.

  By-product and other revenues, which includes millwork products, accounted for 10.5% of sales in the 1997 period, compared to 20.8% of sales in the 1996 period. Decreases relate primarily to the sale of the remanufacturing facility on March 31, 1997 and a 31.7% decrease in the price of wood chips in the 1997 period.

  Cost of sales as a percentage of sales increased slightly to 80.7% in the six months ended June 30, 1997, compared to 79.2% in the 1996 period. Higher margin sales of the Partnership's lumber and log products in the 1997 period were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales would have been 75.6% of total sales for the 1997 six-month period, reflecting higher product prices and the closure of the less profitable Albeni Falls sawmill and the Partnership's plywood and remanufacturing facilities.

  Selling, general and administrative expenses increased $3.8 million in the six months ended June 30, 1997, from $9.9 million in the 1996 period. Selling, general and administrative expenses represented 5.6% of sales in the 1997 period and 5.5% of sales in the same period of 1996. Increases were primarily due to increased marketing expenses associated with the Partnership's wholesale operation and additional salaries, wages and other benefits needed to support the current level of sales and marketing activities.

  Interest expense remained relatively flat during the 1997 and 1996 six-month periods.

  The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

  Weighted average units outstanding in the 1997 six-month period increased by 8.97 million due to the Partnership's public offering and sale of common units in August 1996.

PART II. OTHER INFORMATION

Items 1 through 6 of Part II were not applicable and have been omitted.

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


                 CROWN PACIFIC PARTNERS, L.P.
                 ----------------------------
                       (Registrant)

                 By:    Crown Pacific Management
                        Limited Partnership,
                        as General Partner


                 By: /s/    Richard D. Snyder
                     -------------------------------------------------------
                     Vice President and Chief Financial Officer
                    (Duly Authorized Officer and Principal Financial Officer)