Form 10-Q
period 1997-09-30
CROWN PACIFIC PARTNERS L P
filed 1997-11-12
CIK 930735

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q

                           -------------------------

       (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                           For the transition period from _____ to  _____

                            Commission file number 0-24976

                           -------------------------

                             CROWN PACIFIC PARTNERS, L.P.
                (Exact name of registrant as specified in its charter)



                Delaware                                                         93-1161833
(State or other jurisdiction of incorporation                       (I.R.S. Employer Identification No.)
              or organization)

121 SW Morrison Street, Suite 1500, Portland, Oregon                                97204
     (Address of principal executive offices)                                     (Zip Code)


                      Registrant's telephone number, including area code:  503-274-2300


                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X              No
                              ---------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Common Units                           27,104,277
                   (Class)                    (Outstanding at November 4, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROWN PACIFIC PARTNERS, L.P.
                                      FORM 10-Q
                                        INDEX



PART I - FINANCIAL INFORMATION                                                              Page
------------------------------
Item 1.        Financial Statements

               Consolidated Statements of Income - Three Month and Nine Month
               Periods Ended September 30, 1997 and 1996                                     2

               Consolidated Balance Sheets -September 30, 1997 and December 31,
               1996                                                                          4

               Consolidated Statements of Cash Flows - Nine Months Ended
               September 30, 1997 and 1996                                                   5

               Notes to Consolidated Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                         8


PART II - OTHER INFORMATION
---------------------------

Item 6.        Exhibits and Reports on Form 8-K                                              15

Signature                                                                                    16



                              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CROWN PACIFIC PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                      (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1997           1996
                                                     -----------    ------------
Revenues .........................................   $   121,274    $   108,813

Operating costs:
  Cost of products sold ..........................        99,474         87,936
  Selling, general and administrative expenses....         5,194          4,380
                                                     -----------    ------------

Operating income .................................        16,606         16,497

Interest expense .................................         9,410         10,833
Amortization of debt issuance costs ..............           185            170
Other (income) expense, net ......................           245           (413)
                                                     -----------    ------------

Net income .......................................   $     6,766    $     5,907
                                                     -----------    ------------
                                                     -----------    ------------

Net income per Unit* .............................   $      0.25    $      0.25
                                                     -----------    ------------
                                                     -----------    ------------

Weighted average Units outstanding ...............    27,104,277     23,313,960
                                                     -----------    ------------
                                                     -----------    ------------



Cash flow** ......................................   $    30,628    $    29,412
                                                     -----------    ------------
                                                     -----------    ------------




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

         See accompanying Notes to Consolidated Financial Statements.

                              CROWN PACIFIC PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                      (UNAUDITED)


                                                             FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1997           1996
                                                              ----------    -----------
Revenues ..............................................       $  364,092    $   289,450

Operating costs:
  Cost of products sold ...............................          295,398        231,084
  Selling, general and administrative expenses ........           18,897         14,301
                                                              ----------    -----------

Operating income ......................................           49,797         44,065

Interest expense ......................................           28,194         29,387
Amortization of debt issuance costs ...................              550            451
Other income, net .....................................              220           (287)
                                                              ----------    -----------

Net income ............................................        $  20,833    $    14,514
                                                              ----------    -----------
                                                              ----------    -----------

Net income per Unit* ..................................          $  0.76    $      0.72
                                                              ----------    -----------
                                                              ----------    -----------

Weighted average Units outstanding ....................       27,104,277     19,872,943
                                                              ----------    -----------
                                                              ----------    -----------



Cash flow** ...........................................        $  81,571    $    75,134
                                                              ----------    -----------
                                                              ----------    -----------

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

         See accompanying Notes to Consolidated Financial Statements.

                              CROWN PACIFIC PARTNERS, L.P.

                              CONSOLIDATED BALANCE SHEETS
                           ( IN THOUSANDS, EXCEPT UNIT DATA)

                                          ASSETS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               1997          1996
                                                            (UNAUDITED)
                                                           ------------   -----------
Current assets:
  Cash and cash equivalents ............................      $ 15,018       $ 16,818
  Accounts receivable, net of allowances
   of $533 and $275  ...................................        41,737         42,810
  Notes receivable .....................................         4,461          5,605
  Inventories ..........................................        43,180         35,746
  Deposits on timber cutting contracts .................         6,414          4,771
  Prepaid and other current assets .....................         2,483          2,674
                                                             ---------       --------

     Total current assets ..............................       113,293        108,424
Property, plant and equipment, net of
  accumulated depreciation of $22,817 and
  $19,927...............................................        46,887         43,679
Timber, timberlands and roads, net .....................       515,961        511,869
Other assets ...........................................        10,594         11,789
                                                             ---------       --------

     Total assets ......................................      $686,735       $675,761
                                                             ---------       --------
                                                             ---------       --------

                    LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable ........................................      $ 11,500       $ 15,000
  Accounts payable .....................................        17,238         11,363
  Accrued expenses .....................................        21,495         10,470
  Accrued interest .....................................        11,242          5,369
  Current portion of long-term debt ....................         1,000          1,000
                                                             ---------       --------

     Total current liabilities .........................        62,475         43,202
Long-term debt  ........................................       407,500        392,000
Other non-current liabilities  .........................           407            561
                                                             ---------       --------
                                                               470,382        435,763
                                                             ---------       --------

Commitments and contingent liabilities

Partners' capital:
    General partners ...................................         2,323          2,708
    Limited partners (27,104,277 Units outstanding at
     September 30, 1997 and December 31, 1996)..........       214,030        237,290
                                                             ---------       --------
      Total partners' capital ..........................       216,353        239,998
                                                             ---------       --------

      Total liabilities and partners' capital ..........      $686,735       $675,761
                                                             ---------       --------
                                                             ---------       --------

         See accompanying Notes to Consolidated Financial Statements.

                              CROWN PACIFIC PARTNERS, L.P.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                                      FOR THE NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          1997           1996
                                                                       ---------      ---------
Cash flows from operating activities:
  Net income ..................................................         $ 20,833      $  14,514
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization ................           32,544         31,233
      Gain on sale of property ................................           (1,146)        (8,545)
      Other ...................................................             (134)          (699)
  Net change in current assets and current
    liabilities:
      Accounts and notes receivable ...........................            4,396         (6,791)
      Inventories .............................................          (12,570)         7,798
      Deposits on timber cutting contracts ....................           (1,643)         3,050
      Prepaid and other current assets ........................              194           (300)
      Accounts payable and accrued expenses ...................           16,102         14,289
                                                                       ---------      ---------
Net cash provided by operating activities .....................           58,576         54,549
                                                                       ---------      ---------
                                                                       ---------      ---------

Cash flows from investing activities:
  Additions to timberlands ....................................          (19,036)      (213,201)
  Additions to timber cutting rights ..........................           (4,628)       (12,842)
  Additions to equipment ......................................           (8,362)        (8,555)
  Proceeds from sales of property .............................            1,990          6,643
  Principal payments received on notes ........................            6,141              -
  Purchase of businesses ......................................                -         (6,028)
  Other investing activities ..................................               53            (12)
                                                                       ---------      ---------
Net cash used in investing activities .........................          (23,842)      (233,995)
                                                                       ---------      ---------
                                                                       ---------      ---------

Cash flows from financing activities:
  Net decrease in short-term borrowings .......................           (7,500)        (5,517)
  Proceeds from issuance of long-term debt ....................           16,500        343,000
  Repayments of long-term debt ................................           (1,000)      (276,000)
  Proceeds from sale of partnership interests .................                -        165,252
  Distributions to partners ...................................          (44,251)       (28,830)
  Retirement of equity interests ..............................                -         (4,100)
  Debt and equity issuance costs ..............................             (131)       (10,529)
  Other financing activities ..................................             (152)          (424)
                                                                       ---------      ---------
Net cash (used in) provided by financing activities ...........          (36,534)       182,852
                                                                       ---------      ---------

Net (decrease) increase in cash and cash equivalents ..........           (1,800)         3,406
Cash and cash equivalents at beginning of period ..............           16,818         10,292
                                                                       ---------      ---------

Cash and cash equivalents at end of period ....................         $ 15,018      $  13,698
                                                                       ---------      ---------
                                                                       ---------      ---------

         See accompanying Notes to Consolidated Financial Statements.

                             CROWN PACIFIC PARTNERS, L.P.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS OR AS OTHERWISE INDICATED)
                                     (UNAUDITED)

1: ORGANIZATION AND BASIS OF PRESENTATION

Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership, was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacture and sale of lumber and other wood products.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1996 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine months ended September 30, 1997 and 1996 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of Common and Subordinated Units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $68 and $59 for the three months ended September 30, 1997 and 1996, respectively, and $208 and $145 for the nine months ended September 30, 1997 and 1996, respectively.

NOTE 2: INVENTORIES

Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

                         September 30, 1997     December 31, 1996
                         ------------------     -----------------
Finished goods                 $13,604                $ 9,068
Work-in-process                      -                  6,417
Logs                            26,865                 16,123
Supplies                         1,057                  1,534
LIFO adjustment                  1,654                  2,604
                               -------                -------
  Total                        $43,180                $35,746
                               -------                -------
                               -------                -------

NOTE 3: NEW FACILITIES

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

NOTE 4: ASSET ACQUISITIONS

In September 1997, Crown Pacific announced the acquisition of 65 thousand acres of timberland from Trillium Corp. of Bellingham, Washington for $153 million. This acquisition closed on October 15, 1997.

NOTE 5: ASSET DISPOSITIONS

In March 1997, Crown Pacific sold substantially all of the assets of its Redmond, Oregon remanufacturing facility for $7.4 million. In conjunction with the sale, the Partnership entered into a long-term supply agreement with the purchaser to supply lumber at market prices. Proceeds from the sale of these assets have been used to fund a portion of the Partnership's mill expansion and capital improvement program.

NOTE 6: NOTES PAYABLE

On March 31, 1997, Crown Pacific renegotiated its Working Capital and Acquisition Credit Facilities with its lenders. Under the terms of the amendments to these agreements, certain loan fees and rates have been reduced.

On October 10, 1997, Crown Pacific amended its Working Capital and Acquisition Credit Facilities with its lenders. Under the terms of the amendments to these agreements, the credit available under the Acquisition Facility was increased from $125 million to $150 million, the terms were extended to September 30, 2000, the definition for the purposes for utilizing the Facilities was broadened and other terms were amended to terms more favorable to the Partnership.

NOTE 7: DISTRIBUTIONS

In both the first and second quarters of 1997, the Board of Control of the Managing General Partner authorized the Partnership to make distributions of $0.538 per Unit, the Second Target Distribution as defined by the Partnership Agreement. The distributions in each quarter totaled $14.88 million (including $0.30 million to the General Partners) and were made on May 15, 1997 and August 14, 1997.

NOTE 8: CONSENT SOLICITATION

In March 1997, Crown Pacific successfully concluded a consent solicitation of its Unitholders to amend its Partnership Agreement to increase the number of Common Units available for issuance by 20 million. Such Units may be sold from time to time in the future. The Partnership intends to use the proceeds from potential sales of such Units to finance acquisitions.

NOTE 9: SHELF REGISTRATION STATEMENT

On May 17, 1997, Crown Pacific filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (SEC) for the registration of 7.5 million limited partnership units which can be issued in an underwritten offering. The Partnership intends to use the proceeds from any potential future sale of the units registered under the Form S-3 to finance future acquisitions.

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                          Nine months ended September 30,
                                          -------------------------------
                                                 1997        1996
                                             ---------     --------
Cash paid during the period for interest     $  22,325     $20,232
Property acquired through debt               $   8,938     $     -

NOTE 11: SUBSEQUENT EVENTS

On October 21, 1997, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution will be $14.88 million (including $.30 million to the General Partners) and will be paid on November 14, 1997 to Unitholders of record on November 4, 1997.

In October 1997, the Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission, which allows for the potential issuance of up to 4 million additional limited partnership units in exchange for assets or stock in an acquisition.

On October 10, 1997, Crown Pacific amended its Working Capital and Acquisition Credit Facilities with its lenders. Under these amendments, the credit available under the Acquisition Facility was increased from $125 million to $150 million, the terms of both facilities were extended to September 30, 2000, the purposes for which Acquisition Facility borrowings may be used were expanded and other terms were amended in a manner favorable to the Partnership.

On October 15, 1997, the Partnership closed its previously announced acquisition of 65 thousand acres of timberland from Trillium Corp. of Bellingham, Washington, for $153 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. The increase in cash provided by operating activities in the first nine months of 1997 resulted primarily from enhanced profitability and increases in accounts payable due to seasonal increases in log harvesting activities during the second and third quarters, offset by increases in inventory.

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

Net cash used in financing activities resulted primarily from distributions to partners of $44.3 million and payments on the Partnership's working capital line of $7.5 million, offset by $16.5 million of proceeds from long-term debt.

On October 21, 1997, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution will be $14.88 million (including $.30 million to the General Partners) and will be paid on November 14, 1997 to Unitholders of record on November 4, 1997.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement) to pay for capital expenditures and to satisfy interest and principal payments on indebtedness will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $15.0 million in 1997. The Managing

General Partner expects that capital expenditures will be funded by current funds, cash generated from operations, property sales, and/or bank borrowings. The new mills are expected to be financed using operating leases. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations. Capital expenditures during the nine-month period were funded by property sales, proceeds from note collections and cash provided by operations.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996)

Net sales during the third quarter ended September 30, 1997 increased 11.5% to $121.3 million, from $108.8 million in the same quarter in 1996. The $12.5 million increase was principally due to $33.8 million of sales from the wholesale operation, which was acquired in September 1996. Sales increases during the third quarter of 1997 were partially offset by decreases in sales of plywood and remanufacturing products subsequent to the sale of associated facilities and decreased timberland sales in the 1997 quarter.

Lumber sales, excluding sales from the wholesale operation, represented 40.8% of sales in the third quarter of 1997, compared to 36.0% of sales in the same quarter of 1996. Average external prices received for lumber in the Oregon region decreased 8.3% and increased slightly in the Inland region, to $584 per thousand board feet (MBF) and $466/MBF, respectively, for the third quarter of 1997 from prices received in the same quarter of 1996. Prices received in the Inland region in the third quarter of 1997 decreased 3.5% from the second quarter of 1997. The price decreases are primarily a result of domestic overproduction, as well as an ample supply of pine being imported from Chile and Mexico. Prices are expected to decrease slightly throughout the fourth quarter of 1997 as the U.S. millwork industry works off existing inventory levels. Moderate increases are expected beginning in the early part of the first quarter of 1998 reflecting anticipated production decreases by pine producers including the Partnership.

External lumber sales volumes, excluding sales from the wholesale operation, increased 28.3% in the third quarter of 1997 to 96.3 million board feet
(MMBF), compared to 75.0 MMBF in the same period of 1996. Sales volumes of Oregon lumber increased 36.4% to 41.3 MMBF in the 1997 quarter due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities as a result of capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region increased by 5.4% to 46.9 MMBF in the third quarter of 1997 due to a species mix change to cedar and white woods, which resulted in higher production volumes. External lumber sales volume from the Marysville studmill increased to 8.1 MMBF during the third quarter of 1997.

Log sales represented 25.2% of sales in the third quarter of 1997, compared to 33.2% in the same quarter of 1996. Average external domestic prices for merchantable logs sold in the Oregon and Inland Tree Farms decreased 17.9% and 18.1%, respectively, to $386/MBF and $417/MBF, respectively, while prices for logs sold in the export market from the Hamilton and Olympic Tree Farms increased 14.0% and 53.3%, respectively, to $432/MBF and $460/MBF, respectively, over prices received in the comparable 1996 quarter. Decreases in domestic pricing were primarily due to the general decline in lumber and log prices and a decrease in the sales of cedar in the Inland Tree Farm. Increases in export pricing primarily resulted from a shift in sales of mid-grade species from the export to the domestic market, elevating the export sales mix to higher grades, as well as a general market decline.

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $2.7 million, or 2.2% of sales in the third quarter of 1997, compared to $5.3 million, or 4.9% of sales for the same quarter in 1996. Prices received for export logs increased 6.1% to $677/MBF while sales volumes decreased 52.4% to 4.0 MMBF in the third quarter of 1997 from levels experienced in the same quarter of 1996. Decreases in sales volumes resulted from a shift in Japanese preferences from the purchase of logs to the purchase of lumber products and decreased demand for the most expensive export-grade logs. Over the longer term, the shift to the purchase of lesser-grade export logs in Japan may increase the total proportion of export logs sold from the Washington Tree Farms, where these lower grades are predominant.

Domestic log sales volumes decreased 12.1% in the third quarter of 1997 to
61.0 MMBF, compared to 69.5 MMBF in the same quarter of 1996. Domestic volumes from the Oregon and Hamilton Tree Farms increased 27.9% and 30.5%, respectively, to 14.7 MMBF and 7.8 MMBF, respectively, over volumes attained in the 1996 quarter. Domestic volumes sold from the Inland and Olympic Tree Farms decreased 1.8% and 55.5%, respectively, in the third quarter of 1997 to
28.1 MMBF and 10.4 MMBF, respectively, compared to levels attained in the same quarter of 1996. The overall decrease in volume primarily resulted from an abnormally large amount of harvest in the 1996 third quarter in order to catch up after poor weather conditions during the first six months of 1996, offset by increased stumpage sales in Oregon and Hamilton in the third quarter of 1997.

Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 27.9% of sales in the third quarter of 1997.

Sales of timberlands were insignificant in the third quarter of 1997, compared to 3% of sales in the third quarter of 1996, which resulted in a $2.3 million gain.

By-product and other revenues accounted for 2.8% of sales in the third quarter of 1997, compared to 2.6% of sales in the same quarter of 1996. The increase relates primarily to a 14.6% increase in the price of wood chips in the 1997 period.

Cost of sales as a percentage of sales increased slightly to 82.0% in the third quarter of 1997, compared to 80.8% in the same quarter of 1996. Higher margin sales of the Partnership's lumber and log products in the third quarter of 1997 were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales would have been 76.3% of total sales for the third quarter of 1997, reflecting the disposition of the less profitable Albeni Falls sawmill and the Partnership's plywood and remanufacturing facilities.

Selling, general and administrative expenses increased $.8 million to $5.2 million in the third quarter of 1997, compared to $4.4 million in the third quarter in 1996. Selling, general and administrative expenses represented 4.3% of sales in the third quarter of 1997 and

4.0% of sales in the same quarter of 1996. Increases were primarily due to increased marketing expenses associated with the Partnership's wholesale operation and additional salaries, wages and other benefits needed to support the current level of sales and marketing activities.

Interest expense decreased $1.4 million to $9.4 million in the third quarter of 1997, from $10.8 million in the same quarter in 1996. Amounts in the 1996 quarter include interest for bridge debt used to finance the purchase of the Olympic Tree Farm and additions to the Oregon Tree Farms in May 1996.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Weighted average units outstanding in the third quarter of 1997 increased by
3.79 million compared to the same quarter of 1996 resulting from the Partnership's public offering and sale of common units in August 1996.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996)

Net sales during the nine months ended September 30, 1997 increased 25.8% to $364.1 million, from $289.5 million in the same 1996 period. The $74.6 million increase was principally due to $92.4 million of sales from the wholesale operation, which was acquired in September 1996, and increased sales of lumber and log products due to higher prices during the first six months of the 1997 period. Sales increases during the 1997 nine-month period were partially offset by decreases in plywood and millwork products subsequent to the sale of the associated facilities, decreased land sales and decreases in the prices of wood chips and other residuals.

Lumber sales, excluding sales from the wholesale operation, represented 42.6% of sales in the 1997 period, compared to 43.9% of sales in the 1996 period. Average external prices received for lumber in the Oregon and Inland regions increased 5.3% and 15.5%, respectively, to $656/MBF and $478/MBF, respectively, for the 1997 period from prices received in the 1996 nine-month period. Price increases were due to strong U.S. housing and residential and commercial remodeling markets. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were $321/MBF in the 1997 nine-month period. Lumber prices decreased during third quarter of 1997 and are expected to continue slightly downward during the fourth quarter as the U.S. millwork industry works off existing inventory levels. Moderate increases are expected beginning in the early part of the first quarter of 1998 reflecting anticipated production decreases by pine producers including the Partnership.

External lumber sales volumes, excluding sales from the wholesale operation, increased 8.2% in the 1997 period to 282 MMBF, from 261 MMBF in the same period in 1996. Sales volumes of Oregon lumber increased 21.8% to 116.9 MMBF in the 1997 period due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region decreased by 13.6% to 142 MMBF in the 1997 nine-month period primarily due to the closure of the Albeni Falls, Idaho sawmill in June 1996.

External sales volumes from the Marysville studmill were 23.2 MMBF during the 1997 period.

Total log sales represented 22.6% of sales for the nine months ended September 30, 1997, compared to 28.7% in the same period of 1996. Average external domestic prices received for logs sold in the Olympic and Hamilton Tree Farms increased 36.2% and 15.4%, respectively, to $463/MBF and $526/MBF over prices experienced in the 1996 period. Average external prices received for logs sold from the Oregon Tree Farm decreased 16.6% to $397/MBF over prices experienced during the 1996 period. The average external prices received for logs sold in the Inland Tree Farm remained unchanged at $448/MBF. Decreases in domestic pricing were primarily due to increased sales of less expensive hemlock and lower grade cedar. Increases in export pricing primarily resulted from a shift in sales of mid-grade species from the export to the domestic market, elevating the export sales mix to higher grades.

Sales of logs to customers involved in exporting activities (included in total log sales above) were $13.0 million, or 3.6% of sales in the 1997 nine-month period, compared to $15.8 million, or 5.5% of sales for the same period in 1996. Prices received for export logs increased 1.1% to $662/MBF while sales volumes decreased 18.8% to 19.6 MMBF in the 1997 period from levels experienced in the 1996 period. Decreases in sales volumes resulted from a shift in Japanese preferences from the purchase of logs to the purchase of lumber products and decreased demand for the most expensive export-grade logs. Over the longer term, the shift to the purchase of lesser-grade export logs in Japan should increase the total proportion of export logs sold from the Washington Tree Farms, where these lower grades are predominant.

Domestic log sales volumes decreased 8.4% in the 1997 nine-month period to
139.8 MMBF, compared to 176.8 MMBF in the same 1996 period primarily due to reductions in stumpage sales during the first half of 1997. Domestic sales volumes from the Oregon, Inland and Hamilton Tree Farms decreased 1.0%, 19.5% and 16.8%, respectively, to 22.8 MMBF, 53.3 MMBF and 23.0 MMBF, respectively, over volumes experienced in the 1996 nine-month period. Volumes sold from the Olympic Tree Farm acquired in May 1996 increased 13.9% to 40.6 MMBF in the 1997 nine-month period.

Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 25.4% of sales in the nine-month period ended September 30, 1997.

Sales of timberlands were insignificant in the 1997 nine-month period, compared to 3.8% of sales in the 1996 period, which resulted in a $7.9 million gain.

By-product and other revenues accounted for 2.5% of sales in the 1997 period, compared to 3.9% of sales in the 1996 period. Decreases relate primarily to a 25% decrease in the price of wood chips in the 1997 period.

Cost of sales as a percentage of sales increased slightly to 81.1% in the nine months ended September 30, 1997, compared to 79.8% in the 1996 period. Higher margin sales of the Partnership's lumber and log products in the 1997 period were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales would have been 75.9% of total sales for the 1997 nine-month period, reflecting higher product prices and the closure of the less profitable Albeni Falls sawmill and the Partnership's plywood and remanufacturing facilities.

Selling, general and administrative expenses increased $4.6 million to $18.9 million in the nine months ended September 30, 1997, from $14.3 million in the 1996 period. Selling, general and administrative expenses represented 5.2% of sales in the 1997 period and 4.9% of sales in the same period of 1996. Increases were primarily due to increased marketing expenses associated with the Partnership's wholesale operation and additional salaries, wages and other benefits needed to support the current level of sales and marketing activities.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Weighted average units outstanding in the 1997 nine-month period increased by
7.23 million compared to the same period of 1996 due to the Partnership's public offering and sale of common units in August 1996.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per unit than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Partnership will be required to present both basic net income per unit and diluted net income per unit. Basic net income per unit is expected to be comparable to the currently presented net income per unit. Diluted net income per unit is expected to be comparable or slightly higher than the currently presented net income per unit since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Partnership expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per unit data presented will be restated to conform to the provisions of SFAS 128. The effect of adoption of such pronouncement is expected to be immaterial to the financial statements taken as a whole.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Partnership expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

                      PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:


         Exhibit No. and Description
         ---------------------------
         2.1  Agreement for the Sale and Purchase of Business Assets dated March 28,
              1997 between Registrant and Team Millwork, LLC, previously filed with the Partnership's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission on May 13, 1997, and
              is incorporated herein by reference.
         2.2  Timberlands Purchase Agreement by and between Trillium Corporation, a
              Washington corporation and Crown Pacific Limited Partnership, a
              Delaware limited partnership, dated September 12, 1997, previously filed with the Partnership's Form 8-K dated October 15, 1997 as filed with the Securities and Exchange Commission on October 28, 1997, and
              is incorporated herein by reference.
         2.3  Timber Purchase Agreement by and between Trillium Corporation, a
              Washington corporation and Crown Pacific Limited Partnership, a
              Delaware limited partnership, dated September 12, 1997 previously filed with the Partnership's Form 8-K dated October 15, 1997 as filed with the Securities and Exchange Commission on October 28, 1997, and
              is incorporated herein by reference.
         3    First Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Crown Pacific Partners, L.P., previously filed with the
              Partnership's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and Exchange Commission on May 13, 1997, and is
              incorporated herein by reference.
         10.1 Second Amendment to Amended and Restated Credit Agreement dated as of
              July 31, 1996, previously filed with the Partnership's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and
              Exchange Commission on May 13, 1997, and is incorporated herein by reference.
         10.2 First Amendment to Amended and Restated Credit Agreement B dated as of
              July 31, 1996, previously filed with the Partnership's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and
              Exchange Commission on May 13, 1997, and is incorporated herein by reference.
         10.3 Lumber Supply Agreement, dated March 28, 1997 between Registrant and
              Team Millwork, LLC, previously filed with the Partnership's Form 10-Q for the quarter ended March 31, 1997 as filed with the Securities and
              Exchange Commission on May 13, 1997, and is incorporated herein by reference.
         10.4 Third Amendment to Amended and Restated Credit Agreement dated as of
              October 10, 1997.
         10.5 Second Amendment to Amended and Restated Credit Agreement B dated as of October 10, 1997.
         10.6 $55 million Purchase Price Note due to Trillium Corporation, a
              Washington corporation, dated October 15, 1997, previously filed with the Partnership's Form 8-K dated October 15, 1997 as filed with the
              Securities and Exchange Commission on October 28, 1997, and is
              incorporated herein by reference.
         10.7 $52.5 million Purchase Price Note due to Trillium Corporation, a
              Washington corporation, dated October 15, 1997, previously filed with the Partnership's Form 8-K dated October 15, 1997 as filed with the
              Securities and Exchange Commission on October 28, 1997, and is
              incorporated herein by reference.
         27   Financial Data Schedule

(b) Reports on Form 8-K:
         There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 1997            CROWN PACIFIC PARTNERS, L.P.


                                   By: Crown Pacific Management Limited
                                       Partnership, as General Partner


                                   By: /s/  Richard D. Snyder
                                       -------------------------------------
                                   Richard D. Snyder
                                   Vice President and Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)