Form 10-K405
period 1997-12-31
CROWN PACIFIC PARTNERS L P
filed 1998-03-31
CIK 930735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K
                             ____________________

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended: December 31, 1997
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-24976

                        CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               93-1161833
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)


121 SW MORRISON STREET, SUITE 1500, PORTLAND, OREGON             97204
    (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code:  503-274-2300

          Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
COMMON UNITS, REPRESENTING LIMITED              NEW YORK STOCK EXCHANGE
        PARTNER INTERESTS

       Securities registered pursuant to Section 12(g) of the Act: NONE
                             ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting Units of the Registrant held by non-affiliates of the Registrant was $550,881,502 as of January 30, 1998 based upon the last sales price as reported by the New York Stock Exchange.

As of January 30, 1998 there were 21,541,189 Common Units and 5,773,088 Subordinated Units outstanding.

                             ____________________

                      Documents Incorporated by Reference
                                     NONE.

                          CROWN PACIFIC PARTNERS, L.P.
                         1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

Item 1.   Business                                                          2

Item 2.   Properties                                                       13

Item 3.   Legal Proceedings                                                13

Item 4.   Submission of Matters to a Vote of Security Holders              13

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Unitholder Matters                                               14

Item 6.   Selected Financial Data                                          15

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       23

Item 8.   Financial Statements and Supplementary Data                      23

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                         23

                                   PART III

Item 10.  Directors and Executive Officers of the Managing General
          Partners                                                         24

Item 11.  Executive Compensation                                           27

Item 12.  Security Ownership of Certain Beneficial Owners and Management   30

Item 13.  Certain Relationships and Related Transactions                   32

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                         33

Signatures                                                                 36

                                    PART I

ITEM 1.  BUSINESS

GENERAL
Crown Pacific Partners, L.P. ("Crown Pacific" or the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), which is the Special General Partner of the Partnership, and the Managing General Partner, comprise the
General Partners of the Partnership.   The Special General Partner owns a
0.01% general partner interest and a 10% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner, but Unitholders have voting rights for certain issues as described in the Partnership Agreement.

For a discussion of the Partnership's timberlands, see "Business-Timberlands" and "Business-Timberland Management." For a discussion of the Partnership's manufacturing facilities ("Manufacturing Facilities"), see "Properties -Manufacturing Facilities."

The Partnership has pursued a plan of growth through strategic acquisitions of timberlands and other assets since its inception. The following table summarizes the significant acquisitions, net of asset resales, during the Partnership's history:


Acquisition                                                       Date           Consideration
-----------                                                    -------------     -------------
Central Oregon timberlands                                     April 1988        $35.6 million
Prineville, Oregon sawmill                                     November 1988     $6.3 million
Hamilton timberlands                                           July 1989         $237.8 million
Central Oregon timberlands and Gilchrist, Oregon sawmill       October 1991      $131.5 million
Central Oregon timberlands                                     June 1992         $8.8 million
Eastern Washington timberlands                                 December 1992     $10.1 million
Redmond, Oregon plywood and remanufacturing facilities         September 1993    $29.4 million
Inland Region timberlands and sawmills                         October 1993      $238.0 million
Western Washington, Tract 17 timberlands                       July 1995         $18.0 million
Olympic timberlands and Eastside timberlands                   May 1996          $205.0 million
Bellingham, Washington timberlands                             October 1997      $153.0 million

RECENT ACQUISITIONS
In January 1998, the Partnership acquired Alliance Wholesale Lumber, Inc.
("Alliance") for $29.5 million.   Alliance operates three contractor service
yards in the Phoenix, Arizona area, which provide a variety of wood products to residential and commercial contractors.

In October 1997, the Partnership acquired 65,000 acres of timberland from Trillium Corp. of Bellingham, Washington for $153.0 million. The timberlands are located in Whatcom, Skagit and Snohomish counties and include approximately 590 million board feet ("MMBF") of merchantable hemlock, Douglas fir, cedar and hardwoods.

RECENT DISPOSITION
Crown Pacific has historically engaged in the sale or disposal of timberland and other manufacturing facilities not integral to its forest products operations and strategies. In March 1997, the Partnership sold substantially all of the assets of its Redmond, Oregon remanufacturing facility for $7.4 million. In conjunction with the sale, the Partnership entered into a long-term supply agreement with the purchaser to supply lumber at market prices. Proceeds from the sale of these assets have been used to fund a portion of the Partnership's mill expansion and capital improvement program.

TIMBERLANDS
The Partnership owns or controls approximately 800,000 acres of timberlands, which contain a total merchantable timber inventory of approximately 5.0 billion board feet, located in Oregon, Washington, Idaho and Montana.

The following table summarizes the estimated volume and acreage of the Partnership's timberlands:

                                                        Volume
                Timberlands                              (MMBF)         Acreage
----------------------------------------------          -------         -------
Oregon Timberlands                                        1,164         356,000
Washington Timberlands                                    2,218         234,000
Inland Timberlands                                        1,643         202,000
                                                        -------         -------
                                                          5,025         792,000
                                                        -------         -------
                                                        -------         -------

The Partnership believes it is one of the largest non-governmental holders of mature Ponderosa pine in the United States. The Partnership's Ponderosa pine, as well as substantial quantities of export-quality Douglas fir and hemlock located on the Hamilton and Olympic timberlands, have historically commanded premium prices over other softwood species. The Partnership also has significant holdings of other softwood species, including white fir, lodgepole pine, cedar and sugar pine. Most of the timber on the timberlands is softwood. Due to its long fiber, strength, flexibility and other characteristics, softwood is generally preferred over hardwood for construction lumber and plywood.

The timberlands are comprised principally of mature stands, with over 50% of the Partnership's merchantable timber in the Oregon and Inland Regions being at least 80 years old. In northwest Washington, where timber is harvested at a much earlier age because of high growth rates, over 70% of the Partnership's merchantable timber is at least 40 years old.

The Partnership's substantial timber resources reduce its reliance on third-party log sources to supply its manufacturing facilities, which the Partnership believes gives it a significant competitive advantage over lumber manufacturers without a supply of fee timber. During 1997, 1996 and 1995, Crown Pacific's timberlands provided the Oregon manufacturing facilities with 42%, 54% and 35%, respectively, and the Inland manufacturing facilities with 63%, 47% and 40%, respectively, of their log requirements. The decrease at the Oregon manufacturing facilities in 1997 is primarily a result of substantially more logs being obtained in the form of purchased stumpage and logs as a greater quantity of high quality logs were available for purchase. The increase at the Inland manufacturing facilities in 1997 resulted from the closure of two Inland Region manufacturing facilities and capital improvements to the remaining manufacturing facilities that have reduced dependence on outside log sources through more efficient processing.

TIMBERLAND MANAGEMENT
Particular forestry practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, tree size, age and stocking. Crown Pacific actively manages its timber operations based on these factors and other relevant information in order to maximize the long-term value of its timber assets. The Partnership's management practices begin with the development of harvest plans for each of its tree farms. These plans are regularly reviewed and updated to reflect forestry considerations, market conditions, contractual and financing obligations and regulatory limitations.

Consistent with prudent forestry practices, Crown Pacific attempts to harvest any trees that are dead, dying, downed, diseased or deformed. Prudent forestry practices also indicate that "thinning," a process by which smaller trees are selectively removed from among larger trees or the number of trees of equal size on a tract is reduced, helps to increase the overall growth rate of the remaining stand of trees. Commercial thinning is generally performed when the trees that are harvested produce merchantable timber, but pre-commercial thinning is also practiced on the Partnership's timberlands.

Although the majority of Crown Pacific's timberlands regenerate naturally due to selective harvesting practices, the Partnership is engaged in active reforestation programs that generally exceed reforestation requirements applicable to the timberlands. These programs are designed to promote better health and growth rates and facilitate greater future harvest flexibility. Active reforestation is practiced primarily in the Washington timberlands due to the Partnership's even aged forestry management in that region, an approach made necessary by the difficult logging conditions and uniform ages and species of trees harvested in that region. The Partnership maintains a 40 acre seed orchard on Whidbey Island in Washington to support these programs.

Legal title to the Partnership's timberlands is subject to existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations of the Partnership. In addition, under the terms of the Partnership's senior notes and bank credit facilities, the Partnership's ability to pledge, assign or transfer its timberlands is subject to certain restrictions.

Forests are subject to a number of hazards, including damage by fire, insects and disease. These hazards, along with severe weather conditions and other natural disasters, can reduce the productivity of the Partnership's timberlands. Such hazards are unpredictable and there can be no assurance that Crown Pacific's losses, if any, will be limited. Consistent with practices of other forest products companies, the Partnership does not maintain insurance against losses to standing timber on the timberlands.
Even if such insurance were available, the cost would likely be prohibitive to the Partnership.

PRODUCTS, COMPETITION AND SEASONALITY
Most of the timber harvested by Crown Pacific is utilized by its manufacturing facilities for the production of lumber. The remainder, primarily from the Washington timberlands, is sold in third party domestic and export log markets. The Partnership's markets are highly competitive with respect to price, quality of products, distribution and other factors. Crown Pacific expects its products to experience increasing competition from engineered wood products and other substitute products. During 1997, total sales to customers involved in exporting activities were $16.3 million, or 3.2% of revenues, and no customer accounted for 10% or more of total revenues.

LOGS
The Partnership competes in the domestic market with other log suppliers, including numerous private land and timber owners in the northwest United States, many of whom have significantly greater financial resources than Crown Pacific, as well as with the states of Idaho, Montana and Washington and United States government agencies, such as the United States Forest Service (the "USFS"), the Bureau of Land Management (the "BLM") and the Bureau of Indian Affairs (the "BIA"). Competitive factors with respect to the domestic log market generally include price, species and grade, proximity to wood processing facilities and ability to meet current and future delivery requirements.

Crown Pacific competes in the export log market with other U.S. companies, as well as those in Chile, New Zealand, Mexico, Russia and Scandinavia, many of whom have abundant timber resources. Principal competitive factors in the export market are quality, size and species.

Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites. Export log sales are affected by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Total log sales, including stumpage sales, were 24.1% of revenues for the year ended December 31, 1997.

LUMBER
Crown Pacific produces an array of lumber products at its five mills in Oregon, Idaho and Washington (see Item 2. Properties). The Partnership's two Oregon facilities produce shop-grade lumber products primarily for industrial remanufacturers who produce doors, windows and other specialty products. Products produced at the Oregon facilities generally command premium prices due to the higher quality timber in that region.

The Partnership's two facilities in Idaho produce 1" boards and 2" dimension commodity-grade lumber for various construction applications, including stud walls, roof trusses and joists, decking, laminated beams and remanufactured items. Crown Pacific's Washington facility produces commodity-grade studs for the construction industry. Total lumber sales, excluding sales of lumber products through the Partnership's wholesale division, were 38.7% of revenues for the year ended December 31, 1997.

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

WHOLESALE PRODUCTS
In September 1996, the Partnership acquired substantially all of the assets of a company located in Eugene, Oregon, which operates as a trader and wholesaler of lumber and other wood products. Many of the products sold from the wholesale operation are manufactured by the Partnership; however, a substantial amount of the sales are products manufactured by other parties. During the year ended December 31, 1997, sales from the wholesale operation were approximately 25.3% of total revenues. This operation generates lower margins than the other parts of the Partnership's business. In January 1998, the Partnership acquired Alliance Wholesale Lumber, Inc., an operator of three contractor supply yards in the Phoenix area. 1997 sales for Alliance Wholesale Lumber, Inc. were approximately $100 million. Crown Pacific competes in the wholesale sales market with other wholesale companies and forest products companies.

REMANUFACTURED PRODUCTS
Crown Pacific sold its Redmond, Oregon remanufacturing facility in March 1997. Sales of remanufactured products were 2.7% of revenues for the year ended December 31, 1997.

CHIPS AND BY-PRODUCTS
All of Crown Pacific's manufacturing facilities produce wood chips and other by-products during their conversion processes. Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in the Partnership's manufacturing facilities. Sales of chips and other by-products were 2.4% of revenues in 1997.

SOURCES AND AVAILABILITY OF RAW MATERIALS
The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal authorities (see "Federal and State Regulation"). Reductions in timber supply have resulted in a number of regional mill closures, including some by the Partnership and its predecessor entities during the past several years. Crown Pacific believes that these supply reductions will continue and give the Partnership a competitive advantage over many smaller forest products companies due to the ability of the Partnership to supply its manufacturing facilities with timber harvested from its timberlands.

For the year ended December 31, 1997, logs from Crown Pacific's timberlands represented 65.1% of all logs used in the Partnership's manufacturing facilities or sold to third parties, compared to 60.9% in 1996 and 44.6% in 1995. Crown Pacific supplements logs from its timberlands with logs purchased from third parties, including private landowners, the states of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in its manufacturing facilities. The Partnership expects its domestic sources to remain fairly stable in the face of the decline in the supply of federal timber. Reductions in federal timber supplies have also increased demand and pricing for privately owned timber. As of December 31, 1997, Crown Pacific had approximately 159 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next two years. In addition, the Partnership imports logs, primarily Radiata pine from New Zealand as a lower quality substitute for Ponderosa pine in its Oregon sawmills. During 1997, Crown Pacific imported 8.1 MMBF of Radiata pine logs.

In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes. The Partnership believes that the agreement has had the effect of limiting the amount of lumber imported from Canada.

FEDERAL AND STATE REGULATION

GENERAL
Crown Pacific's operations are subject to numerous federal, state and local laws and regulations, including those relating to its Timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations. Although the Managing General Partner believes that the Partnership is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from Crown Pacific's operations. Crown Pacific maintains appropriate compliance programs and periodically conducts internal regulatory audits of its manufacturing facilities to monitor compliance with such laws and regulations. In addition, appropriate due diligence with respect to environmental compliance was conducted in connection with the acquisition of the various manufacturing facilities and timberlands. The manufacturing facilities have been, and may in the future be, the subject of compliance or enforcement proceedings under environmental laws and regulations. Prior compliance matters have been satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Managing General Partner anticipates there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in higher operating costs for Crown Pacific, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase.

Crown Pacific's activities are also subject to federal and state laws and regulations regarding forestry operations. In addition, the operations of the manufacturing facilities and the timberlands are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of the Partnership's employees. Crown Pacific conducts internal safety audits to identify potential violations of law or unsafe conditions. The Managing General Partner believes that Crown Pacific is in material compliance with safety and health laws and regulations.

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

TIMBERLANDS
In addition to federal environmental laws, the operation of the timberlands is subject to specific laws and regulations in the states of Washington, Oregon, Idaho and Montana which are intended to regulate and restrict the growing, harvesting, processing and reforestation of timber on forest lands. The states of Oregon, Idaho and Montana require prior notification before beginning harvesting activities. The state of Washington is more restrictive, requiring a rigorous regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed logging site.

Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.

AIR QUALITY
Crown Pacific's manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act, as amended, and comparable state statutes. Most of the Partnership's manufacturing facilities are required to obtain federal operating permits under Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits, which contain the applicable air quality restrictions for the facility. All of the required applications for Title V permits have been filed in a timely manner; one has been issued and one is currently being processed by the regulatory authorities. All other currently operating Partnership sources have been determined to not require Title V permitting due to their volume of emissions. During 1998, the new Bonners Ferry and Port Angeles mills (see "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations") will be permitted prior to operation. The cost of permitting is included in their capitalized construction costs. The Managing General Partner believes that additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

WATER QUALITY AND WASTEWATER
The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of industrial wastewater and stormwater into regulated public waters. All of the Partnership's lumber manufacturing facilities have secured the necessary permits and are operating in material compliance with NPDES wastewater and stormwater requirements. Because of the Partnership's method of containing runoff water resulting from washing vehicles, it believes its operations will not require additional capital investment to meet Clean Water Act Standards. Due to changes in water discharge requirements in Oregon, an estimated $60,000 capital investment may be required for containment of sprinkler runoff on log decks in the summer of 1998.

The Partnership's facilities, at which mobile and vehicular equipment are based, are currently installing systems to collect the runoff resulting from the washing of vehicles. Capital costs associated with this project are estimated not to exceed $50,000 for concrete wash pads and catch basins in Marysville, Washington and Coeur d'Alene, Idaho. When this project is completed, Crown Pacific will be able to collect and dispose of this wastewater at minimal operating cost. These steps will make all Crown Pacific facilities compliant with the requirements of the Clean Water Act.

SOLID AND HAZARDOUS WASTE DISPOSAL
Crown Pacific's manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the Resource Conservation and Recovery Act and comparable state statutes. Crown Pacific periodically reviews its waste disposal practices to ensure compliance with applicable laws. The Partnership's manufacturing facilities have in the past utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing Partner does not believe that the results of any regulatory involvement at any such disposal sites will have a material adverse effect on the Partnership's operations or financial position; however, there can be no assurance that Crown Pacific will not incur future environmental expenditures for remedial activities associated with any of these sites.

SUPERFUND
The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a site and companies that disposed of or arranged for the disposal of hazardous substances found at a site. Those statutes also authorize government environmental authorities such as the U.S. Environmental Protection Agency and, in some instances, third parties, to take actions in response to threats to the public health or the environment and to seek recovery of the costs incurred from the responsible persons.

In the course of its ordinary operations, the Partnership's manufacturing facilities have disposed of and are expected to continue disposing of hazardous wastes, consisting primarily of wood waste and boiler ash, at various off-site disposal facilities. Crown Pacific has not received notification that it may be potentially responsible for any cleanup costs under Superfund. Based on environmental compliance auditing programs, the Managing General Partner is not aware of any activities by Crown Pacific or any conditions on the timberlands or at its manufacturing facilities that would be likely to result in Crown Pacific being named a potentially responsible party under Superfund regulations.

REMEDIATION AND COMPLIANCE ACTIVITY
While Crown Pacific maintains a comprehensive environmental program designed to prevent the discharge of materials that could cause contamination to soil or water, contamination of soil and water has occurred in the past and may occur in the future. As Crown Pacific becomes aware of these sites, it cooperates with the appropriate environmental agencies to design and implement necessary response measures. All known contamination sites at the Partnership's facilities have been addressed to the extent required by applicable law.

In connection with the acquisition of the studmill in Marysville, Washington in 1996, the Partnership completed soil remediation efforts and monitoring of groundwater for five quarters. Based on the results of these actions, the Managing General Partner estimates that future remediation costs will not exceed $40,000.

ENDANGERED SPECIES
The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl (the "Owl"), marbled murrelet, mountain caribou, grizzly bear, bald eagle and various anadromous fish species.

During 1994, Crown Pacific received reports from an independent consulting firm regarding certain endangered species on the Inland timberlands and regarding the Owl on the Hamilton and Central Oregon timberlands. The reports indicated that the Owl was unlikely to be found on the Inland timberlands, that only 3,500 acres of the Central Oregon timberlands were potentially suitable Owl habitat and that the likelihood of the Owl inhabiting these lands was very low and that only 1,640 acres of the current Hamilton
timberlands were suitable habitat for the Owl.   An eagle management plan
will be required for the Olympic timberlands, but this is not expected to significantly affect Crown Pacific's operations.

During 1995, Crown Pacific began developing a Habitat Conservation Plan (the "HCP") for the Hamilton timberlands in conjunction with the United States Fish and Wildlife Service (the "USFWS"). This plan was initiated by Crown Pacific in order to allow for more predictable harvests in the area. After the HCP is completed and accepted by the USFWS, it will serve as the basis for regulating the Partnership's harvesting activities in that region. Crown Pacific believes that the HCP will be obtained by the end of 1998 at a remaining cost not exceeding $100,000. Crown Pacific is not currently considering the development of HCPs with respect to its other timberlands.

During 1997, Crown Pacific acquired approximately 265 acres of old growth timberland in the state of Washington from Trillium Corporation. This acreage may be suitable habitat for listed or endangered species. Crown Pacific has entered into an option with The Trust for Public Lands to sell this acreage and other surrounding acreage during 1998.

In September 1997, Crown Pacific received a subpoena from the United States Attorney for the Western District of Washington to produce documents in connection with an investigation by the United States Fish & Wildlife Service regarding the sale by Crown Pacific in 1996 of a 379 acre tract from the Hamilton tree farm that contained Owl habitat, at least 160 acres of which could be harvested without any significant adverse impact on the Owl. No charges have been brought against Crown Pacific or any of its employees, and Crown Pacific is cooperating with the investigation and is still producing documents requested in the September subpoena.

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

Based on the reports described above and management's knowledge of the timberlands, the Partnership does not believe that there are any species protected under the Endangered Species Act that would materially and adversely affect Crown Pacific's ability to harvest the timberlands in accordance with its current harvest plans. There can be no assurance however, that species within the timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered within the timberlands.

LOG EXPORTS
Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a "sourcing area," within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. A sourcing area for timber processing facilities in states other than the state of Washington must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export. Crown Pacific has been granted sourcing areas which allow it to purchase available federal timber to supply its manufacturing facilities located in Oregon and Idaho, while selling logs for export from its Washington timberlands. These sourcing areas are reviewed by the federal government every five years. The next regular review of Crown Pacific's sourcing areas is scheduled in 1999.

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

In November 1997, Congress amended the governing law and the USFS is required to promulgate new implementing regulations. The Partnership believes that the USFS will not review its previously approved sourcing areas until after the new regulations are in place and that, if and when its sourcing areas are reviewed by the USFS, the outcome will be favorable to the Partnership. However, even if the USFS review of Crown Pacific's previously-approved sourcing areas is resolved against Crown Pacific and any administrative and/or judicial appeal of the USFS's adverse ruling is upheld, the Partnership believes that its ability or inability to acquire federal timber would not have a material impact on its financial results or operations because it has previously assumed that federal timber would not be available in significant quantities to supply its manufacturing facilities.

Congress has also prohibited the USFS from adopting any policies that would restrain domestic transportation or processing of timber from private lands, except that it has authorized the USFS to prohibit timber-processing facilities in the state of Idaho from bringing private logs harvested from outside their sourcing areas into such facilities for conversion. If the USFS exercises its authority to adopt such a prohibition, it would restrict the Partnership's ability to bring logs harvested from private lands outside its sourcing area into its Idaho manufacturing facilities for conversion. Even if the USFS does adopt the prohibition, the Partnership does not expect it to adversely affect its financial results or operations since the Partnership rarely, if ever, has purchased private logs outside of its sourcing area for processing in its Idaho manufacturing facilities.

PRODUCT LIABILITY AND REGULATION
All of the states in the United States and many foreign jurisdictions in which Crown Pacific sells its products have, through some combination of legislation and judicial decision, provided for the liability of the manufacturer and supplier of defective materials for resulting personal injury and property damage. The operations of Crown Pacific entail exposure to product liability in connection with both the export and domestic sales of logs and lumber products. Crown Pacific has not been subject to any material litigation relating to product liability.

INCOME TAX CONSIDERATIONS

PARTNERSHIP STATUS
Beneficial owners of Units in the Partnership are considered partners for federal income tax purposes. Accordingly, the Partnership pays no federal income taxes, and Unitholders are required to report their share of the Partnership's income, gains, losses and deductions in their federal income tax returns. Cash distributions to Unitholders are taxable only to the extent that they exceed the tax basis in their Units.

LIMITATIONS ON DEDUCTIBILITY OF PARTNERSHIP LOSSES
Under the passive loss limitations, Partnership losses are available to offset future income generated by the Partnership and cannot be used to offset income from other activities, including other passive activities or investments. Any losses unused by virtue of the passive loss rules may be deducted when the Unitholder disposes of all of his or her Units in a fully taxable transaction with an unrelated party.

STATE TAX INFORMATION
The Partnership conducts significant operations in six states, five of which (Arizona, California, Idaho, Oregon and Montana) have a state income tax. The Partnership also has a minor amount of income allocable to the state of New York. A Unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, Montana and New York if their share of the Partnership's income attributable to those states exceeds de minimis filing exceptions.

SECTION 754 ELECTION
The Partnership has made an election under Section 754 of the Internal Revenue Code (the "Code"), which generally permits a Unitholder to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her Unit price), as if he or she had acquired a direct interest in the Partnership's assets. A Unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the Unitholder's unique basis under this election. In the case of the Partnership Units, the Section 743(b) adjustment acts in concert with the
Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of Units and is not added to the basis of the Partnership's assets associated with all of the Unitholders.

TAX-EXEMPT ENTITIES
Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their Unrelated Business Taxable Income ("UBTI") for their taxable year exceeds $1,000. The majority of a Unitholders' allocable share of taxable income from the Partnership will be classified as UBTI.

TIMBER INCOME - CAPITAL GAIN BENEFIT
Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business. Effective May 6, 1997, the maximum capital gain rate was lowered to 20% from 28% for most assets. It is estimated that substantially all of the Partnership's income will qualify for Section 631, the effect of which characterizes the income generated from the Partnership as capital gain to the Unitholder.

EMPLOYEES
At December 31, 1997, the Partnership had 199 salaried and 857 hourly employees. The Managing General Partner believes that the Partnership's employee relations are good. The Partnership's wage scale and benefits are generally competitive with other forest products companies.

FORWARD-LOOKING STATEMENTS
The information throughout this Form 10-K includes certain forward-looking statements, including statements regarding the Partnership's expectations, hopes, beliefs, intentions or strategies regarding the future. These statements and the Partnership's business and prospects are subject to a number of risks. These risks include the volatility of timber and lumber prices, factors limiting harvesting of timber - including contractual obligations, governmental restrictions, weather and access limitations - as well as capital expenditures required to supply its operations. Additional factors include environmental risks, operating risks normally associated with the timber industry, competition, government regulation, economic changes in regions where the Partnership has customers, including Southeast Asia and Japan, the value of the U.S. dollar against foreign currencies such as the Japanese yen, and the ability of the Partnership to implement its business strategy. These and other risks are described in this report and other of the Partnership's reports and registration statements that are available from the United States Securities and Exchange Commission.

ITEM 2.  PROPERTIES

TIMBERLANDS
The Partnership's timberlands are described above under "Timberlands" in Item 1. Business.

MANUFACTURING FACILITIES
The Partnership currently operates five lumber mills that are located in Oregon, Idaho and Washington. The two Oregon facilities are located in central Oregon and are two of the largest producers of premium grade pine boards in the United States. The two Idaho mills are located in northern Idaho near the Inland timberlands and produce a diverse line of lumber products, including 1" boards and 2" dimension lumber products. The Washington mill in Marysville produces studs. The Partnership also owns a chip plant, which is located in Central Oregon.

The following table summarizes the annual production and capacity of the Partnership's lumber and remanufacturing facilities (amounts in MMBF):

                                      1998
                                    Production         1997          1996            1995
Description of Facility              Capacity       Production     Production     Production
-----------------------             -----------     ----------     ----------     ----------
Oregon lumber mills                     196            164            145            146
Inland lumber mills (1)                 210            189            218            243
Washington lumber mill(s) (2)(4)        142             32              5              -
Remanufacturing facility (3)              -              7             22             19

--------------
(1) 1996 and 1995 amounts include production at facilities no longer operated by the Partnership.
(2) The facility at Marysville, Washington was purchased on September 16, 1996 and the 1996 amount includes production from that date.
(3) The assets and related inventories of the Partnership's remanufacturing facility in Redmond, Oregon were sold in March 1997, and 1997 amounts reflect production through the date of sale.
(4) Estimated 1998 capacity includes a mill currently under construction in Port Angeles, Washington, which will have an estimated capacity of 100 MMBF.

ITEM 3.  LEGAL PROCEEDINGS

There is no pending litigation involving the Partnership, and to the knowledge of the Managing General Partner there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the limited partners in the fourth quarter of 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

The Partnership's Common Units are traded principally on the New York Stock Exchange. As of December 31, 1997, there were approximately 27,000 beneficial owners of 21,331,189 outstanding Common Units. The Subordinated Units are not publicly traded. As of December 31, 1997, there were five beneficial owners of 5,773,088 outstanding Subordinated Units.

Trading price data for the Common Units, as reported by the New York Stock Exchange, and declared distribution information for 1997 and 1996 was as follows:

                                     1st             2nd           3rd           4th
1997                               Quarter         Quarter       Quarter       Quarter
----------------------------       -------         -------       -------       -------
High                                $23.38          $24.25        $26.25        $27.00
Low                                 $20.75          $20.13        $23.38        $22.88
Cash Distribution Per Unit          $0.538          $0.538        $0.538        $0.538

                                     1st             2nd           3rd           4th
1996                               Quarter         Quarter       Quarter       Quarter
----------------------------       -------         -------       -------       -------
High                                $21.00          $21.38        $21.75        $22.38
Low                                 $18.13          $19.50        $19.00        $20.50
Cash Distribution Per Unit          $0.524          $0.524        $0.524        $0.524


Cash distributions, if any, are expected to be paid quarterly from "Available Cash" as defined in the Partnership Agreement. In addition, the Partnership's debt agreements have certain restrictive covenants limiting cash distribution amounts.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                         1994
                                                                                                      Partnership        1993
                                                         1997             1996           1995          and Former       Former
IN MILLIONS, EXCEPT PER UNIT AMOUNTS                  Partnership      Partnership    Partnership     Entities (10)     Entities
---------------------------------------------------   -----------      -----------    -----------     -------------     --------
INCOME STATEMENT DATA
Revenues (1)                                             505.6          $401.6         $383.4           $397.3           $220.6
Depreciation, depletion and amortization (2 and 4)        47.6            39.8           35.0             40.9             31.2
Operating income (2 and 3)                                68.4            61.0           48.2             47.3             58.8
Income before extraordinary item (2 and 3)                27.7            20.5           17.3             19.7             38.9
Income per Unit before extraordinary item (2 and 3)       1.01            0.94           0.94             1.07              N/A
Extraordinary item - loss on debt extinguishment (4)         -               -              -            (16.2)               -
Net income (2, 3 and 4)                                   27.7            20.5           17.3              3.6             38.9
Net income per Unit (2, 3, 4 and 11)                     $1.01           $0.94          $0.94            $0.19              N/A
Cash distribution per Unit (4 and 5)                    $2.152          $2.096         $2.040           $0.055              N/A

CASH FLOW AND OTHER DATA
EBITDDA (6)                                              114.4           $99.2          $83.3            $87.0            $85.9
Additions to timber and timberlands (7)                  189.0           227.6           31.2             15.8             11.2
Additions to equipment                                    11.6            14.7           10.4             14.8              1.9
Cash flow from operating activities                       64.7            65.1           21.9             57.5             59.7

BALANCE SHEET DATA
Working capital                                          $75.2           $65.2          $66.7            $51.7             $2.3
Total assets (7)                                         839.1           675.8          476.5            461.5            738.4
Long-term debt (7)                                       574.5           392.0          326.0            300.0            480.4
Partners' Capital (8)                                    208.2           240.0          107.1            119.4             98.6

OPERATING DATA (UNAUDITED)
Fee timber harvest (MMBF)                                  332             297            202              215              152
External log sourcing (MMBF) (9)                           210             191            251              269              106
Lumber production (MMBF) (9)                               385             333            390              421              199
Plywood production (MMSF 3/8" basis) (9)                   N/A              76            113              142               45

Footnotes for Item 6.  Selected Financial Data:

(1) Included in revenues are revenues from closed or sold operations. Total revenues from these operations were $13.9 million in 1997, $68.7 million in 1996, $78.7 million in 1995, $90.0 million in 1994 and $69.9 million in 1993.
(2) See effect of update of timber inventory system in Note 4 of Notes to Consolidated Financial Statements.
(3)  See effect of LIFO liquidation in Note 2 of Notes to Consolidated
     Financial Statements.
(4) In conjunction with the 1994 refinancing of the former entities' (Crown Pacific Limited Partnership, Crown Pacific Inland Limited Partnership, Crown Pacific, Ltd., Crescent Creek Logging, Inc., and Crown Pacific Leasing Limited Partnership) borrowings, $16.2 million, or $0.88 per Unit on a pro forma basis, of deferred debt issuance costs were written off as an extraordinary charge.
(5) Amount in 1994 represents distributions for the Partnership's 10-day period ended December 31, 1994.
(6) EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and extraordinary items. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Partnership's ability to service debt and support its future cash distributions to Unitholders. EBITDDA should not be construed as an alternative to operating income, as an indicator of the Partnership's operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.
(7) See 1997 acquisition of Trillium timberlands and 1996 acquisition of Cavenham timberlands in Note 4 of Notes to Consolidated Financial Statements. Included in total assets and long-term debt at December 31, 1993 was $220 million related to the purchase of certain timberlands in 1989. The Former Entities issued twenty-two $10 million installment notes to the seller secured by unconditional letters of credit. The deposited funds were restricted such that they could only be used to repay the notes. As a result, both the assets and liabilities remained on the Former Entities' balance sheet.
(8) See effects of the Partnership's public offerings at Note 6 of Notes to Consolidated Financial Statements.
(9) See Note 3 of Notes to Consolidated Financial Statements related to closures of mill and plywood facilities.
(10) Certain of the 1994 information relates to combination of the Former Entities and the Partnership.
(11) Per Unit amounts in 1994 are on a pro-forma basis for the entire year. See
     Note 1 of Notes to Consolidated Financial Statements for discussion of the implementation of Financial Accounting Standards No 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY CONDITIONS

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

SUPPLY

Environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from federal lands. The resulting supply decrease caused prices for logs and lumber to increase significantly, reaching peak levels during late 1993 and early 1994. Even though prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from federal lands, which is expected to continue for the foreseeable future, has benefited forest products companies with private timber holdings, such as the Partnership, through higher stumpage and log prices. Additionally, many manufacturing facilities without a sufficient supply of fee timber were forced to close, including, in 1996, two Crown Pacific sawmills in the Inland Region that were closed or sold. Increased supplies of logs harvested from private lands and logs imported from foreign countries have only partially offset the lost volume from federal lands and have not replaced the mature, high-quality timber found in greater quantities on federal lands.

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

DEMAND

Changes in general demographic and economic factors, including interest rates for home mortgages and construction loans, have historically caused fluctuations in housing starts and in turn in demand, and therefore prices, for lumber and commodity wood products. Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity. In addition to housing starts, demand for wood products is also significantly affected by repair and remodeling activities and industrial uses, demand for which has historically been less cyclical. Domestic demand for logs, lumber and other wood products is seasonal. In the winter, demand generally subsides, increasing in the spring as construction activity resumes. Severe weather conditions, storms, floods and natural disasters can also affect demand. The Partnership is also affected by international demand factors, which are cyclical and seasonal as well. The strength of the economy in Japan and other Asian countries and the relative strength of the United States dollar directly affect the demand for exported logs from the Partnership's Washington Region.

EFFECTS OF INFLATION

Crown Pacific has experienced increased costs due to the effect of inflation on the cost of labor, materials, supplies, energy, plant and equipment. Certain of these increases directly affect income through increased operating costs. During the period from 1992 through early 1994, raw material (primarily logs) prices increased significantly and exceeded inflation. Conversely, raw material prices have generally decreased from early 1994 and operating costs have increased at approximately the same rate as inflation. Improved operating efficiencies as a result of recent capital expenditures have partially offset these cost increases.

EFFECTS OF ACQUISITIONS

Each of Crown Pacific's acquisitions has been accounted for using the purchase method of accounting. Accordingly, the historical financial and operating data from one period to the next are not necessarily comparable and are not indicative of future operating results.

YEAR 2000 ISSUES

As the year 2000 approaches, Crown Pacific recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Partnership is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Partnership has made, and will continue to make, certain investments in its software systems and applications to ensure the Partnership is Year 2000 compliant. The cost to the Partnership has not been, and is not anticipated to be, material.

RESULTS OF OPERATIONS (1997 COMPARED TO 1996)

Net sales in 1997 increased $104.0 million, or 25.9%, over sales in 1996, to $505.6 million. The $104.0 million increase was principally due to a $94.6 million sales increase in 1997 from the wholesale operation, which was acquired in September 1996, as well as increased sales of lumber and log products due to higher prices during the first six months of 1997. Sales increases during 1997 were partially offset by decreases in plywood and millwork products subsequent to the sale of the associated facilities and decreases in the prices of wood chips and other residuals.

Lumber sales, excluding sales of lumber products through the wholesale division, represented 38.7% of sales in 1997, compared to 43.8% in 1996. Average external prices received for lumber in the Inland region increased 10.7% to $467 per thousand board feet ("MBF") for 1997 compared to prices received in 1996, while average external lumber prices in the Oregon region decreased 3.4% to $626/MBF in 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 as the U.S. millwork industry worked off existing inventory levels. Price increases in the Inland Region were due to strong U.S. housing and residential and commercial remodeling markets. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were $320/MBF in 1997. Moderate increases in lumber prices are expected beginning in the early part of the first quarter of 1998, as a result of higher seasonal demand.

External lumber sales volumes, excluding sales from the wholesale operation, increased 7.3% in 1997 to 369.8 MMBF, from 344.5 MMBF in 1996. Sales volumes of Oregon lumber increased 16.7% to 151.3 MMBF in 1997 due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region decreased by 9.9% to 188.6 MMBF in 1997 primarily due to the closure of the Albeni Falls, Idaho sawmill in June 1996. External sales volumes from the Marysville studmill were 29.8 MMBF during 1997.

Total log sales represented approximately 24.1% of sales in 1997, compared to
26.9% in 1996.   Average external domestic prices received for logs sold in the Olympic and Hamilton tree farms increased 36.5% and 4.2%, respectively, to $441/MBF and $467/MBF over prices experienced in 1996. Average external prices received for logs sold from the Oregon tree farm decreased 9.4% to $405/MBF from prices experienced during 1996. The average external prices received for logs sold in the Inland tree farm decreased 6.4% to $423/MBF from 1996. Overall decreases in domestic pricing were primarily due to increased sales of less expensive hemlock and lower grade cedar.

Sales of logs to customers involved in exporting activities (included in total log sales above) were $16.3 million, or 3.2% of sales in 1997, compared to $20.3 million, or 5.0% of sales in 1996. Prices received for export logs remained stable at $646/MBF while sales volumes decreased 19.6% to 25.2 MMBF in 1997 from levels experienced in 1996. Export pricing remained stable primarily as a result of a shift in sales of mid-grade species from the export to the domestic market, elevating the export sales mix to higher grades.

The current economic downturn in Southeast Asia is not expected to have a material impact on the Partnership's results of operations. Historically, only about 3% of the Partnership's log sales have been to customers for delivery to Asia. Given the current economic situation in this region, sales will continue to be directed primarily to the domestic markets. Export volume is expected to decline because some of the logs that would previously have gone to export sales will instead be utilized by the Partnership at the new Port Angeles, Washington mill when it is completed in the third quarter of 1998.

Domestic log sales volumes increased 8.3% in 1997 to 223.4 MMBF, compared to
206.2 MMBF in 1996. Domestic sales volumes from the Oregon and Hamilton tree farms increased 18.5% and 58.7%, respectively, to 44.3 MMBF and 47.5 MMBF, respectively, over volumes experienced in 1996. Volumes sold from the Inland tree farm decreased 8.7% to 78.6 MMBF in 1997, while volumes sold from the Olympic tree farm acquired in May 1996 remained flat at 52.9 MMBF.

Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 25.3% of sales in 1997.

Sales of timberlands were 4.3% of sales in 1997, compared to 3.1% of sales in 1996. Timberland sales resulted in a $6.9 million gain in 1997 and an $8.6 million gain in 1996.

By-product and other revenues accounted for 2.4% of sales in 1997, compared to 3.4% of sales in 1996.

Cost of sales as a percentage of sales increased slightly to 81.7% in 1997, compared to 80.2% in 1996. Higher margin sales of the Partnership's lumber and log products in the 1997 period were offset by lower margin sales from the Partnership's wholesale operation. Without the effect of sales from the wholesale operation, cost of sales decreased to 76.6% of total sales in 1997 from 78.7% in 1996, reflecting higher product prices and the closure of less profitable sawmill, plywood and remanufacturing facilities.

Selling, general and administrative expenses increased $5.5 million to $24.1 million in 1997, from $18.6 million in 1996. Selling, general and administrative expenses represented 4.8% of sales in 1997 and 4.6% in 1996. Increases were primarily due to increased marketing expenses associated with the Partnership's wholesale operation and additional salaries, wages and other benefits needed to support the current level of sales and marketing activities, as well as increased compensation costs related to equity-based executive compensation plans.

Interest expense remained stable at approximately $39 million in 1997 and 1996.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

RESULTS OF OPERATIONS (1996 COMPARED TO 1995)

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

Total lumber sales volumes decreased 11.2% in 1996, compared to 1995. Sales volumes of Oregon lumber decreased slightly to 129.7 MMBF in 1996, compared to 131.3 MMBF in 1995. Sales volumes in the Inland region decreased by 18.4% to 209.4 MMBF in 1996, due to closures of two of the Partnership's mills in 1996. Sales volumes of lumber from the Partnership's newly acquired studmill in Marysville, Washington were 5.3 MMBF for 1996 (see Note 3 of Notes to Consolidated Financial Statements).

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

Selling, general and administrative expenses decreased 13.9% in 1996 from 1995 levels principally due to reductions related to plant closures in 1996 and other miscellaneous decreases in 1996 compared to 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Cash provided by operating activities was relatively consistent for both 1997 and 1996 at approximately $65 million.

Working capital increased to $75.2 million at December 31, 1997 compared to $65.2 million at December 31, 1996. The current ratio decreased to 2.3:1 at December 31, 1997 from 2.5:1 at December 31, 1996.

Net cash used in investing activities of $174.1 million resulted from additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from notes receivable and sales of properties. The most significant addition to timberlands was the $153 million acquisition of 590 MMBF of timber from Trillium Corporation. The acquisition was financed with a combination of bank debt and seller provided financing.

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

Net cash provided by financing activities of $114.9 million resulted primarily from $182.5 million of net proceeds from long-term debt, offset by distributions to partners of $59.1 million and payments on the Partnership's working capital line of $6.2 million.

On January 27, 1998, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution was $15.0 million (including $.30 million to the General Partners) and was paid on February 13, 1998 to Unitholders of record on February 6, 1998.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $16.0 million in 1998. The Managing General Partner expects that capital expenditures will be funded by property sales, cash generated from operations, current funds and/or bank borrowings. The new mills will be financed using operating leases. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations. Capital expenditures during 1997 were funded by property sales, proceeds from note collections, cash provided by operations and additional debt.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on September 30, 2000. The credit facility bears a floating rate of interest, 6.875% at December 31, 1997, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At December 31, 1997 the Partnership had $9.0 million outstanding under this facility.

On October 10, 1997, the Partnership renegotiated the terms of its Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured, bears a floating rate of interest, 7.49% at December 31, 1997, and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. Borrowings against this facility were $61.0 million at December 31, 1997.

On October 15, 1997, the Partnership used $107.5 million of seller provided financing to fund the Trillium acquisition. The notes to Trillium require monthly interest payments, at variable rates, with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering issued in January 1998.

On December 30, 1997, the Partnership issued $15 million of new senior notes and on January 13, 1998, the Partnership issued an additional $80 million of new senior notes. The $95 million of combined notes have an average interest rate of 7.80%, with principal payments of varying amounts due 2010 to 2018. The proceeds of these notes were used to refinance indebtedness associated with the Trillium acquisition and to finance a portion of the Alliance acquisition.

The Partnership's 9.78%, 9.60% and 8.17% senior notes, issued in 1994, 1995 and 1996, respectively, are unsecured and require semi-annual interest payments through 2013. The senior note agreements require the Partnership to make an aggregate annual principal payment of $37.5 million on December 1, 2002, and principal payments in various amounts from December 1, 2003 through 2013.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 131.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed as part of this report follow the signature page of this report and begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

Set forth below is certain information concerning the directors and executive officers of the Managing General Partner. As the general partners of the Managing General Partner, Fremont Investors, Inc. and a corporation owned by Messrs. Stott and Krage elect directors of the Managing General Partner on an annual basis. All officers of the Managing General Partner serve at the discretion of the directors of the Managing General Partner.

DIRECTORS

ROBERT JAUNICH II, 57, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of direct investments of Fremont Investors, Inc. From 1986 until he joined Fremont Investors, Inc., Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of Consolidated Freightways, Inc. and on the boards of various other private companies.

PETER W. STOTT, 53, Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a temperature controlled regional motor carrier company located in Portland, Oregon, which employs over 350 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Trustees for the Nature Conservancy and a member of the Board of Directors for Liberty Northwest Insurance Company.

JAMES A. BONDOUX, 58, Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner's Executive Committee and Compensation Committee. He has been a Managing Principal of Fremont since December 1984 concentrating on private ventures and special situation equity investments.

CHARLES E. CARLBOM, 63, was elected Director of the Board of Control in December 1997 and is a member of the audit committee. Mr. Carlbom is the President and Chief Executive Officer of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.

RICHARD B. KELLER, 69, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Keller has been President of Keller Enterprises, Inc. since 1975. He was Senior Vice President of Western Kraft Corporation, a division of Willamette Industries, Inc. from 1970 to 1975 and held various positions with Western Kraft from 1954. Mr. Keller started his career in the forest products industry at Georgia-Pacific Corporation where he served as an Assistant to the Vice Chairman. Mr. Keller currently serves on the Board of Directors of Northwest Natural, a publicly owned natural resource service provider.

JOHN W. LARSON, 60, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

CHRISTOPHER G. MUMFORD, 52, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He has been a General Partner of Scarff, Sears & Associates in San Francisco since 1986 and a Managing Director of Questor Partners Fund, L.P., since 1996. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994, and has served as a director of several other privately owned companies.

WILLIAM L. SMITH, 56, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 25 years of experience managing timberland and developing recreational properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

EXECUTIVE OFFICERS

For a description of Peter W. Stott's background, the President and Chief Executive Officer of the Managing General Partner, see "Directors" above.

ROGER L. KRAGE, 50, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998. From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 16 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

RICHARD D. SNYDER, 50, Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President. Mr. Snyder has over 26 years experience in the accounting and finance profession focusing extensively on the forest products industry. From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products. Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

G.P. ("PAT") HANNA, 69, Senior Vice President of the Managing General Partner, oversees Crown Pacific's timberland and manufacturing operations. Mr. Hanna, who joined Crown Pacific in 1989 from Willamette Industries, Inc., has over 35 years experience in managing timberlands. He was the Raw Materials Manager for Willamette Industries, Inc. from 1974 to 1989; and from 1969 until 1974, he was the Timber Contract Supervisor and Resident Forester for that company.

W. R. ("RAY") JONES, 45, Vice President of Land and Timber of the Managing General Partner. Mr. Jones joined Crown Pacific in 1992 as Procurement and Acquisition Forester and as Divisional Land and Timber Manager in Central Oregon. Mr. Jones has over 20 years of experience in timberland management, procurement and acquisitions. From 1985 through 1992 Mr. Jones was Timber Manager for Triangle Veneer, Inc., and was a log buyer and woodlands forester for Pope and Talbot from 1979 through 1984. Prior to 1979, Mr. Jones was a service forester and Forest Practices officer for the Oregon Department of Forestry.

L. JAMES WEEKS, 56, Vice President of Marketing and Sales of the Managing General Partner. Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership. Mr. Weeks has over 27 years experience in the forest products industry, primarily in sales and marketing related functions. Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities. Crown Pacific acquired Maywood-Anderson in September 1996. Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978. Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

P.A. ("TONY") LEINEWEBER, 53, Vice President of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 20 years experience in managing these corporate functions.

MARK B. CONAN, 37, Controller and Treasurer of the Managing General Partner. Mr. Conan joined Crown Pacific in 1993 as Tax Director and Assistant Treasurer. Mr. Conan has over 15 years experience in the accounting and finance profession, focusing primarily on taxation, mergers and acquisitions.
 Mr. Conan was formerly a Senior Manager at the accounting firm of Price Waterhouse LLP, and was with that firm from 1983 though 1993.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Managing General Partner's directors and executive officers, and persons who own more than ten percent of the Partnership's Common Units, to file reports of ownership and changes in ownership with the Commission and the NYSE. Based on the Partnership's review of the copies of such reports received by the Partnership and on written representations received by the Partnership, the Partnership believes that no director, officer or holder of more than ten percent of the Common Units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                   Compensation
                                        Annual Compensation           Awards
                                      -----------------------      ------------
                                                                    Securities
Name and Principal                                                  Underlying
Position                   Year       Salary($)      Bonus($)       Options (#)
------------------         ----       ---------      --------      ------------
Peter W. Stott             1997        600,000        420,000         57,000
President and Chief        1996        600,000        120,000         26,000
Executive Officer          1995        600,000        250,000        188,335

Roger L. Krage             1997        275,191        175,000         40,000
Secretary and General      1996        250,000         50,000         15,000
Counsel                    1995        250,000        100,000        188,335

Richard D. Snyder          1997        225,000         35,000         25,000
Vice President and         1996        175,000         45,000         15,000
Chief Financial Officer    1995        130,733          6,000          8,000

G. Pat Hanna               1997        191,551         30,000         25,000
Senior Vice President      1996        167,885         25,000         15,000
                           1995        125,000         18,000          8,000

L. James Weeks             1997        250,000         15,000          8,000
Vice President,            1996    (A)  83,333             --             --
Marketing and Sales        1995             --             --             --


(A) Includes compensation earned from the time Mr. Weeks joined the Partnership on September 1, 1996 through December 31, 1996.

STOCK OPTION GRANTS

The following table contains information concerning the grant of unit options under the Company's 1994 Unit Option Plan to the named executive officers in 1997.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                                Potential
                                                                            Realizable Value
                                                                            At Assumed Annual
                                                                           Rates of Stock Price
                                                                             Appreciation for
                     Individual Grants (A)                                    Option Term (B)
-----------------------------------------------------------------------    --------------------
                   Number of    % of Total
                   Securities     Options
                   Underlying    Granted to
                     Options    Employees in    Exercise     Expiration
Name               Granted (1)   Fiscal Year  Price ($/Sh.)     Date        5% ($)     10% ($)
-----------------------------------------------------------------------    --------------------
Peter W. Stott       57,000         22.4%        22.00        01/01/07     788,634    1,998,553

Roger L. Krage       40,000         15.7%        22.00        01/01/07     553,427    1,402,493

Richard D. Snyder    25,000          9.8%        22.00        01/01/07     345,892      876,558

G. Pat Hanna         25,000          9.8%        22.00        01/01/07     345,892      876,558

L. James Weeks        8,000          3.1%        22.00        01/01/07     110,685      280,498


(1) Options granted in 1997 vest as to 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.
(2) These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the ten-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning the exercise of options during 1997 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

                                                           Number of
                                                     Securities Underlying
                                                          Unexercised            Value of Unexercised
                        Shares                              Options              In-The-Money Options
                       Acquired       Value              At FY-End (#)             At FY-End ($) (B)
                      On Exercise    Realized            Exercisable/                Exercisable/
     Name                 (#)        ($) (A)             Unexercisable               Unexercisable
-----------------    -------------  ----------      ------------------------   ------------------------
Peter W. Stott              -              -          2,600      / 261,735       14,612     /  639,262

Roger L. Krage              -              -          1,500      / 234,835        8,430     /  553,874

Richard D. Snyder       3,900         14,074              -     /   44,100            -     /  132,220

G. Pat Hanna            3,900         20,187              -     /   44,100            -     /  132,220

L. James Weeks              -              -              -    /     8,000            -     /   14,000


(A) Market value of the underlying securities at exercise date, minus exercise price of the options.
(B) Market value of the underlying securities at December 31, 1997, $23.75 per unit, minus exercise price of the unexercised options.

COMPENSATION OF DIRECTORS

Outside Directors of the Board of Control of the Managing General Partner receive annual retainers of $12,000 and 600 Common Units of Crown Pacific plus $1,000 for each Board of Control meeting and committee meeting attended. Mr. Mumford receives $1,500 per quarter for his services as Chairman of the Audit Committee of the Board of Control. Messrs. Jaunich, Stott and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

EMPLOYEE CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Managing General Partner entered into employment agreements with Mr. Stott and Mr. Krage in December 1994. Each agreement has a term of three years, which expired December 31, 1997 and included confidentiality provisions and, in the case of Mr. Stott's agreement, noncompete provisions and an involuntary termination provision pursuant to which the executive officer would have received severance pay equal to up to six months base salary. In Mr. Stott's agreement, the confidentiality provisions continue for 18 months following the later to occur of Mr. Stott's termination of employment or his resignation or removal from the Board, and, unless Mr. Stott is terminated without cause, the noncompete provisions continue until the earlier to occur of (i) December 31, 1999 or (ii) the later to occur of December 31, 1998 or the date on which Fremont and its affiliates dispose of substantially all of their Subordinated Units to an unaffiliated third party. In the case of Mr. Krage's agreement, the confidentiality provisions continue for 18 months following Mr. Krage's termination of employment. Extensions of the agreements are under negotiation and expected to be finalized in April 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of January 30, 1998, certain information furnished to the Company with respect to ownership of the Partnership's Common and Subordinated Units of (i) each Director, (ii) the Chief Executive Officer, (iii) the "named executive officers" other than the Chief Executive Officer, (iv) all persons known by the Company to be beneficial owners of more than 5 percent of its Common or Subordinated Units, and (v) all executive officers and Directors as a group:


                                                COMMON UNITS (A)             SUBORDINATED UNITS
                                           --------------------------     -----------------------
                                                            PERCENT                      PRECENT
                                             NUMBER         OF UNITS        NUMBER       OF UNITS
SHAREHOLDER                                 OF UNITS      OUTSTANDING      OF UNITS    OUTSTANDING
------------------------------------        --------      -----------     ---------    ----------
Fremont Investors, Inc. (2) (3)                    -              -       3,562,825        61.7%

SVE II, Inc. (1)                                   -              -       2,711,318        47.0%

Sequoia Ventures Inc. (2)                          -              -       1,466,758        25.4%

Robert Jaunich II (4)                         14,000              *       5,029,583        87.1%

Peter W. Stott (5)                           297,694            1.4%      3,403,904        59.0%

James A. Bondoux (6)                               -              -       2,711,318        47.0%

Richard B. Keller                            607,318            2.8%              -           -

Roger L. Krage (7)                           203,774              *          50,919         0.9%

John W. Larson                                24,535              *               -           -

G. P. Hanna (8)                                5,873              *               -           -

Richard D. Snyder (9)                          3,948              *               -           -

L. James Weeks (10)                            3,800              *               -           -

Christopher G. Mumford                         2,026              *               -           -

Charles E. Carlbom                                 -              -               -           -

All executive officers and
directors as a group (12 persons) (11)       987,588            4.6%      5,773,088       100.0%

--------------
* Less than 1% of the class.

(1) Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204. Fremont controls SVE II.
(2)  Current address is 50 Fremont Street, Suite 3700, San Francisco,
     California 94105. Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont. As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont. Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. ("Sequoia"). Accordingly, Mr. Bechtel may be deemed to control Sequoia. Fremont controls SVE II.
(3)  Subordinated Units beneficially owned includes 2,711,318 Subordinated
     Units owned by SVE II, Inc.
(4) Includes (i) 851,507 Subordinated Units owned by Fremont Investors, Inc, of which Mr. Jaunich serves as a director, (ii) 1,466,758 Subordinated Units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director, and (iii) 2,711,318 Subordinated Units beneficially owned by SVE II, Inc., of which Mr. Jaunich is a director. Mr. Jaunich disclaims beneficial ownership of all such Units other than 9,000 Common Units owned directly by him. Current address is 50 Fremont Street, Suite 3700,
     San Francisco, California 94105.
(5) Includes: (i) 2,711,318 Subordinated Units beneficially owned by SVE II, Inc., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such Units, (ii) 195,000 Common Units beneficially owned by SK Partners, of which Mr. Stott is a general partner and owns a 92% interest; (iii) 84,000 Common Units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's; and (iv) 13,500 Units subject to options exercisable within 60 days of January 30, 1998. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.
(6) Includes 2,711,318 Subordinated Units beneficially owned by SVE II, Inc., of which Mr. Bondoux is a director. Mr. Bondoux disclaims beneficial ownership of such Units. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.
(7) Includes 195,000 Common Units owned by SK Partners, of which Mr. Krage is a general partner and owns an 8% interest, and 4,000 Units subject to options exercisable within 60 days of January 30, 1998. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.
(8) Includes 2,500 Units subject to options exercisable within 60 days of January 30, 1998.
(9) Includes 2,500 Units subject to options exercisable within 60 days of January 30, 1998.
(10) Includes 800 Units subject to options exercisable within 60 days of January 30, 1998.
(11) Includes: (i) 752,488 Units owned directly by the executive officers and directors as a group; (ii) 195,000 Units beneficially owned by SK Partners, of which Mr. Stott and Mr. Krage are general partners; and (iii) 40,100 Units subject to options exercisable within 60 days of January 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These cost reimbursements totaled $5.3 million in 1997.

During 1997, the Partnership paid $100,000 to Freemont Investors, Inc. for management services provided.

All related party transactions are conducted at arm's length.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP, are included on the pages indicated below:


                                                                    Page
                                                                    ----
Report of Independent Public Accountants                             F-1

Consolidated Statement of Income for the years ended
  December 31, 1997, 1996 and 1995                                   F-2

Consolidated Balance Sheet - December 31, 1997 and 1996              F-3

Consolidated Statement of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                   F-4

Consolidated Statement of Changes in Partners' Capital -
  December 31, 1997, 1996 and 1995                                   F-5

Notes to Consolidated Financial Statements                           F-6

There are no schedules required to be filed with this report on Form 10-K.

REPORTS ON FORM 8-K

On October 28, 1997, the Partnership filed a report on Form 8-K, dated October 15, 1997, under Items 2. And 7.

EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


Exhibit No.                         Description
-----------                         -----------
*2.1       Agreement for the Sale and Purchase of Business Assets dated March
           28, 1997 between Registrant and Team Millwork, LLC (filed with the
           Registrant's Form 10-Q for the quarter ended March 31, 1997).

*2.2 Timberlands Purchase Agreement by and between Trillium Corporation, a Washington corporation and Crown Pacific Limited Partnership, a
           Delaware limited partnership, dated September 12, 1997 (filed with the Registrant's Form 8-K dated October 15, 1997).

 2.3       Stock Acquisition Agreement by and among Crown Pacific Partners, CP
           Acquisition Co., True H. Carr as Trustee of Carr Revocable Living
           Trust, Milan J. McMannis and Virginia McMannis as Trustees of
           McMannis Revocable Living Trust and Alliance Wholesale Lumber, Inc., dated November 10, 1997.

*3.1 Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (Filed as Exhibit A to Part I of
           Registrant's Registration Statement on Form S-1 No. 83-85066).

*3.2       First Amendment to Second Amended and Restated Agreement of Limited
           Partnership of Crown Pacific Partners, L.P. (filed with the
           Registrant's Form 10-Q for the quarter ended March 31, 1997).

*3.3       Form of Agreement of Limited Partnership of Crown Pacific Limited
           Partnership (Filed as Exhibit 3.2 to the Registrant's Statement on
           Form S-1 No. 83-85066).

 3.4 Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership.

*4.1       Note Purchase Agreement relating to 9.78% Senior Notes due 2009
           (Filed as Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

*4.2       Note Purchase Agreement relating to 9.6% Senior Notes due 2009
           (Filed as Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

*4.3       Amended and Restated Facility B Credit Agreement dated as of May 13,
           1996 (Filed as Exhibit 4.3 to the Registrant's Registration
           Statement on Form S-3 No. 333-05099).

*4.4       Amended and Restated Credit Agreement dated as of May 13, 1996
           (Filed as Exhibit 4.4 to the Registrant's Registration Statement on
           Form S-3 No. 333-05099).

*4.5       Form of Amended and Restated Facility B Credit, dated as of July 31,
           1996 (Filed as Exhibit 4.5 to the Registrant's Statement on Form S-3
           No. 333-05099).

*4.6       Form of Amended and Restated Credit Agreement, dated as of July 31,
           1996 (Filed as Exhibit 4.6 to the Registrant's Statement on Form S-3
           No. 333-05099).

*10.1 Amended Credit Agreement with respect to a working capital credit facility and acquisition credit facility among Crown Pacific Limited
           Partnership and certain banks in the amount up to $40,000,000 and up to $100,000,000, respectively (Filed as Exhibit 10.1 to Registrant's
           Report on Form 10-K for the year ended December 31, 1995).




Exhibit No.                         Description
-----------                         -----------
*10.2      Second Amendment to Amended and Restated Credit Agreement dated as of July 31, 1996 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997).

*10.3      Third Amendment to Amended and Restated Credit Agreement dated as of
           July 31, 1996 (filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997).

 10.4 Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 1996.

*10.5 First Amendment to Amended and Restated Credit Agreement B dated as of July 31, 1996 (filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997).

*10.6 Second Amendment to Amended and Restated Credit Agreement B dated as of July 31, 1996 (filed with the Registrant's Form 10-Q for the quarter ended September 30, 1997).

 10.7 Third Amendment to Amended and Restated Credit Agreement B, dated as of July 31, 1996.

*10.8      Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the
           Registrant's Registration Statement on Form S-1 No. 83-85066).

*10.9 1994 Unit Option Plan (Filed as Exhibit 10.5 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

 10.10     1997 Distribution Equivalent Rights Plan

*10.11     $55 million Purchase Price Note due to Trillium Corporation, a
           Washington corporation, dated October 15, 1997 (filed with the
           Partnership's Form 8-K dated October 15, 1997).

*10.12     $52.5 million Purchase Price Note due to Trillium Corporation, a
           Washington corporation, dated October 15, 1997 (filed with the
           Partnership's Form 8-K dated October 15, 1997).

*10.13     Lumber Supply Agreement, dated March 28, 1997 between Registrant and
           Team Millwork, LLC (filed with the Partnership's Form 10-Q for the quarter ended March 31, 1997).

 10.14     Ground Lease Agreement dated as of December 19, 1997 between Crown
           Pacific Limited Partnership as Ground Lessor, and Selco Service
           Corporation, as Ground Lessee

 10.15     Lease agreement dated as of December 19, 1997 between Selco Service
           Corporation, as Lessor and Crown Pacific Limited Partnership, as
           Lessee and Construction Agent - Port Angeles Sawmill Complex

 10.16     Ground Lease Agreement dated as of December 19, 1997 between Crown
           Pacific Limited Partnership as Ground Lessor, and Selco Service
           Corporation as Ground Lessee - Bonners Ferry, Idaho

 10.17     Lease Agreement dated as of December 19, 1997 between Selco Service
           Corporation as Lessor and Crown Pacific Limited Partnership as
           Lessee and Construction Agent - Bonners Ferry Circle Mill



Exhibit No.                         Description
-----------                         -----------
 10.18     Note Purchase Agreement dated as of December 15, 1997 - $95 million
           Senior Notes, Series A, B and C

*21        List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant's
           Registration Statement on Form S-1 No. 33-85066).

 23        Consent of Price Waterhouse LLP.

 27        Financial Data Schedule.

--------------
*    Incorporated herein by reference to the indicated filing.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CROWN PACIFIC PARTNERS, L.P.

                                           (Registrant)


                                  By:  Crown Pacific Management

                                       Limited Partnership,

                                       as Managing General Partner


                                  By:    /s/ Peter W. Stott
                                       ------------------------------
                                            Peter W. Stott
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on February 18, 1998, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant's Managing General Partner.


By:     /s/ Robert Jaunich II        Chairman of the Board of Control
   ------------------------------
          Robert Jaunich II

By:      /s/  Peter W. Stott         President and Chief Executive
   ------------------------------    Officer & Member, Board of Control,
            Peter W. Stott           Executive Committee, Crown Pacific
                                     Management, L.P. (Principal Executive
                                     Officer)

By:     /s/ Richard D. Snyder        Vice President & Chief Financial Officer
   ------------------------------    Crown Pacific Management, L.P.
          Richard D. Snyder          (Principal Financial and Accounting
                                     Officer)

By:       /s/  John W. Larson        Member, Board of Control,
   ------------------------------    Audit Committee
            John W. Larson

By:  /s/ Christopher G. Mumford      Member, Board of Control,
   -----------------------------     Audit Committee
       Christopher G. Mumford

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Control of
Crown Pacific Management Limited Partnership and the Partners of Crown Pacific Partners, L.P.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Portland, Oregon
January 26, 1998

                         CROWN PACIFIC PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)



                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           1997           1996           1995
                                                           ----           ----           ----
Revenues                                               $  505,588     $  401,579     $  383,383
Operating costs:
 Cost of products sold                                    413,085        321,935        313,490
 Selling, general and administrative expenses              24,070         18,636         21,653
                                                       ----------     ----------     ----------
Operating income                                           68,433         61,008         48,240
Interest expense                                           39,083         38,852         31,053
Amortization of debt issuance costs                           745            594            508
Other expense (income), net                                   922          1,021           (599)
                                                       ----------     ----------     ----------
Net income                                             $   27,683     $   20,541     $   17,278
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
Net income per Unit                                    $     1.01        $  0.94     $     0.94
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
Weighted average Units outstanding                     27,104,277     21,690,655     18,133,527
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CROWN PACIFIC PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT UNIT INFORMATION)



                                                               DECEMBER 31,
                                                           1997           1996
                                                           ----           ----
                              ASSETS
Current assets:
 Cash and cash equivalents                              $  22,384      $  16,818
 Accounts receivable                                       50,523         42,810
 Notes receivable                                           4,063          5,605
 Inventories                                               44,914         35,746
 Deposits on timber cutting contracts                       6,656          4,771
 Prepaid and other current assets                           2,421          2,674
                                                        ---------      ---------
  Total current assets                                    130,961        108,424
Property, plant and equipment, net                         47,325         43,679
Timber, timberlands and roads, net                        645,641        511,869
Other assets                                               15,217         11,789
                                                        ---------      ---------
  Total assets                                          $ 839,144      $ 675,761
                                                        ---------      ---------
                                                        ---------      ---------

                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Notes payable                                          $   9,000      $  15,000
 Accounts payable                                          14,626         11,363
 Accrued expenses                                          25,007         10,470
 Accrued interest                                           6,144          5,369
 Current portion of long-term debt                          1,000          1,000
                                                        ---------      ---------
  Total current liabilities                                55,777         43,202
Long-term debt                                            574,500        392,000
Other non-current liabilities                                 628            561
                                                        ---------      ---------
                                                          630,905        435,763
                                                        ---------      ---------
Commitments and contingent liabilities
Partners' capital:
 General partners                                           2,093          2,708
 Limited partners (27,104,277 Units outstanding
  at December 31, 1997 and 1996)                          206,146        237,290
                                                        ---------      ---------
  Total partners' capital                                 208,239        239,998
                                                        ---------      ---------
  Total liabilities and partners' capital               $ 839,144      $ 675,761
                                                        ---------      ---------
                                                        ---------      ---------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CROWN PACIFIC PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)


                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           1997           1996           1995
                                                           ----           ----           ----
Cash flows from operating activities:
 Net income                                             $  27,683      $  20,541      $  17,278
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depletion, depreciation and amortization                47,626         39,847         34,959
   Gain on sale of property                                (7,430)        (8,097)        (6,816)
   Other                                                     (134)          (785)         5,034
 Net change in current assets and current liabilities:
  Accounts and notes receivable                            (5,682)        (2,120)       (17,406)
  Inventories                                             (14,259)        10,748            692
  Prepaid and other current assets                         (1,439)         5,246          2,207
  Accounts payable and accrued expenses                    18,329           (314)       (14,068)
                                                        ---------       --------      ---------
Net cash provided by operating activities                  64,694         65,066         21,880
                                                        ---------       --------      ---------
Cash flows from investing activities:
 Additions to timberlands                                (175,408)      (214,761)       (26,218)
 Additions to timber cutting rights                       (13,585)       (12,842)        (4,993)
 Additions to property, plant and equipment               (11,561)       (14,660)       (10,437)
 Proceeds from sales of property                           20,129          9,060         11,538
 Principal payments received on notes                       6,196         11,516          1,096
 Acquisition of businesses, net of cash                        --         (6,028)            --
 Other investing activities                                   156             (9)          (617)
                                                        ---------       --------      ---------
Net cash used in investing activities                    (174,073)      (227,724)       (29,631)
                                                        ---------       --------      ---------
Cash flows from financing activities:
 Proceeds from sale of partnership interests                   --        161,922             --
 Retirement of equity interests                                --         (4,100)            --
 Net (decrease) increase in short-term borrowing           (6,170)        (5,517)        15,592
 Proceeds from issuance of long-term debt                 214,500        343,000         68,600
 Repayments of long-term debt                             (32,000)      (276,000)       (42,600)
 Distributions to partners                                (59,131)       (41,294)       (29,342)
 Capital contributions                                         --          3,329             --
 Debt and equity issuance costs                            (1,786)       (11,883)            --
 Other financing activities                                  (468)          (273)          (628)
                                                        ---------       --------      ---------
Net cash provided by financing activities                 114,945        169,184         11,622
                                                        ---------       --------      ---------
Net increase in cash and cash equivalents                   5,566          6,526          3,871
Cash and cash equivalents at beginning of year             16,818         10,292          6,421
                                                        ---------       --------      ---------
Cash and cash equivalents at end of year                $  22,384      $  16,818      $  10,292
                                                        ---------       --------      ---------
                                                        ---------       --------      ---------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CROWN PACIFIC PARTNERS, L.P.
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                    GENERAL PARTNERSHIP   LIMITED PARTNERSHIP
                                                          INTEREST             INTEREST
                                                          --------             --------
Balances, December 31, 1994                             $     (35)          $  119,432

Equity issuance costs                                                             (277)

Net income for the year                                       173               17,105

Distributions                                                (290)             (29,052)
                                                         --------           ----------
Balances, December 31, 1995                                  (152)             107,208

Equity issuance costs                                                           (7,456)

Issuance of partnership Units                                                  161,922

Contribution of capital                                     3,329

Redemption of Special Allocation Units                                          (4,100)

Net income for the year                                       205               20,336

Distributions                                                (674)             (40,620)
                                                         --------           ----------
Balances, December 31, 1996                                 2,708              237,290

Equity issuance costs and other                                                   (311)

Net income for the year                                       277               27,406

Distributions                                                (892)             (58,239)
                                                         --------           ----------
Balances, December 31, 1997                              $  2,093           $  206,146
                                                         --------           ----------
                                                         --------           ----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF OPERATIONS
    Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the Northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and marketing of lumber and other wood products.
    Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 10% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

PRINCIPLES OF CONSOLIDATION
    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

REVENUE RECOGNITION
    The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from lumber, plywood and millwork sales is recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectibility of any outstanding receivable from the purchaser is assured. The allowance for doubtful accounts was $0.45 million and $0.25 million at December 31, 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS
    Cash and cash equivalents consist primarily of funds invested in overnight repurchase agreements. The Partnership considers all liquid investments that have original maturities of three months or less to be cash equivalents.

INVENTORIES
    Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market.

DEPOSITS ON TIMBER CUTTING CONTRACTS
    The Partnership purchases timber under cutting contracts with government agencies and private landowners, where title to the timber does not pass until the timber is harvested and measured. Timber remaining under contract is considered to be a commitment and is not recorded as an asset or liability until it is harvested and measured. Deposits are generally required to be made on these contracts and are applied to the purchase of timber as it is harvested.

PROPERTY, PLANT AND EQUIPMENT
    Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, including capitalized interest during construction of $1.0 million for the year ended December 31, 1997. Maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.
    Depreciation is calculated for financial reporting purposes using the straight-line method that is based on estimated useful lives as follows:

    Buildings and leasehold improvements       15 to 25 years
    Machinery and equipment                     3 to 10 years

TIMBER AND TIMBERLANDS
    Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization related to roads. Amortization of the Partnership's logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 4). Changes in these estimates have no impact on the Partnership's cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.

DEBT ISSUANCE COSTS
    Debt issuance costs including $1.6 million and $3.1 million of costs in 1997 and 1996, respectively, are a component of other assets and include all costs and fees incurred that are directly related to obtaining credit facilities. These costs are amortized over the term of the related credit agreement. Unamortized debt issuance costs were $8.0 million and $7.1 million at December 31, 1997 and 1996, respectively.

INCOME TAXES
    The Partnership is not subject to federal income tax as its income or loss is included in the tax returns of the individual Unitholders.

ACCRUED EXPENSES
    Included in accrued expenses are accrued payroll and profit sharing expenses of $5.1 million and $4.8 million for the years ended December 31, 1997 and 1996, respectively (see Note 7).

PER UNIT INFORMATION
    Net income per Unit is calculated using the weighted average number of Common and Subordinated Units outstanding, divided into net income (loss), after adjusting for the 1% General Partner interest.
    The Partnership adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), for the year ended December 31, 1997. The adoption of SFAS 128 had no effect on earnings per Unit for any years presented. For the Partnership, under SFAS 128 there is no significant difference between basic and diluted earnings per Unit as net income is allocated proportionately to both subordinated and common Units.

SALES TO EXPORTERS
    The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $16.3 million, $20.3 million and $11.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

STOCK-BASED COMPENSATION
    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Partnership has chosen to continue to account for unit-based compensation using APB 25 (see Note 7). If the accounting provisions of SFAS 123 had been adopted, as of the beginning of 1996, the effect on 1997 and 1996 net income would have been immaterial.

USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including those related to timber volumes and related depletion and amortization of costs, and assumptions that affect the amounts reported in the consolidated financial statements and notes to financial statements. Actual results could differ from these estimates and changes in such estimates may affect amounts reported in future periods.

FINANCIAL INSTRUMENTS
    All of the Partnership's significant financial instruments are recognized in its consolidated balance sheet. Carrying values approximate fair market value, unless otherwise noted (see Note 5).

CONCENTRATION OF RISK
    The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Partnership may mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both.

ENVIRONMENTAL COSTS
    The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible. Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

FINANCIAL STATEMENT RECLASSIFICATIONS
    Certain amounts in prior years have been reclassified to conform with current year presentation and had no impact on net income or partners' capital.

SUPPLEMENTAL CASH FLOW INFORMATION
    The Partnership made cash payments for interest (in thousands):

                            YEAR ENDED DECEMBER 31,
                           1997       1996     1995
                          -------   -------   -------
Interest                  $39,316   $35,936   $28,932

2.  INVENTORIES
    Inventories consisted of the following (in thousands):

                                           DECEMBER 31,
                                         1997       1996
                                        -------    -------
Finished goods                          $13,054    $ 9,068
Work in process                              --      6,417
Logs                                     29,720     16,123
Supplies                                  1,224      1,534
LIFO adjustment                             916      2,604
                                        -------    -------
Total inventories                       $44,914    $35,746
                                        -------    -------
                                        -------    -------

    In 1996, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased net income by $1.0 million.

3.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment consisted of the following (in thousands):

                                            DECEMBER 31,
                                          1997       1996
                                        --------   --------
Land                                    $  3,880   $  3,885
Buildings and leasehold improvements       5,229      6,102
Machinery and equipment                   57,722     41,040
Construction in progress                   3,410     12,579
                                        --------   --------
                                          70,241     63,606
Less: accumulated depreciation           (22,916)   (19,927)
                                        --------   --------
Property, plant and equipment, net      $ 47,325   $ 43,679
                                        --------   --------
                                        --------   --------

    In February 1997, the Partnership sold the assets of its remanufacturing facility in Redmond, Oregon. The net gain recognized on the sale was insignificant.
    In September 1996, the Partnership acquired substantially all of the assets of a company located in Eugene, Oregon, which operates as a trader of lumber and other wood products for $3.0 million. In addition, in September 1996, the Partnership acquired substantially all of the assets of a studmill in Marysville, Washington for $2.7 million.
    In 1996, the Partnership disposed of substantially all of the assets of the Thompson Falls, Montana and Albeni Falls, Idaho sawmills. Additionally, in 1996, the Partnership disposed of substantially all of the assets of its Redmond, Oregon plywood facility. The Partnership's aggregate net loss related to these disposals was insignificant.

4.  TIMBER, TIMBERLANDS AND ROADS
    Timber, timberlands and roads consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           1997          1996
                                                       ----------     ----------
Timber, timberlands and logging roads, net             $637,353        $497,491
Timber cutting rights                                     8,288          14,378
                                                       --------        --------
Total timber and timberlands, net                      $645,641        $511,869
                                                       --------        --------
                                                       --------        --------

    On October 15, 1997 the Partnership purchased 65,000 acres of timberlands in Northwest Washington from Trillium Corporation for $152.5 million (the
"Trillium Acquisition"). The Trillium Acquisition was initially financed with $45 million from an existing acquisition line of credit and the balance of $107.5 million was financed by the seller (see Note 5).
    On May 15, 1996, the Partnership purchased 207,000 acres of Northwest timberland from Cavenham Forest Industries for $205 million (the "Cavenham Acquisition"). The Cavenham Acquisition, along with existing acquisition line borrowings, was financed with a $250 million bank credit facility (the "Acquisition Facility"), which was subsequently repaid with the proceeds of a new equity offering (see Note 6) and placement of senior notes on August 13, 1996 (see Note 5).
    The Partnership's annual update of its timber inventory system (See Note 1) resulted in an increase in timber volumes, which reduced estimated depletion rates and decreased the depletion cost for the year ended December 31, 1995 by $7.4 million, or $0.41 per Unit. The adjustments for 1997 and 1996 were not significant.

5.  LONG-TERM DEBT
    Long-term debt consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                           1997           1996
                                                         --------       --------
9.78% Senior Notes due 2002 - 2009                       $275,000       $275,000
9.60% Senior Notes due 2002 - 2009                         25,000         25,000
8.17% Senior Notes due 2003 - 2013                         91,000         91,000
7.80% Senior Notes due 2012                                15,000             --
Term Note - $55.0 million due in 1998 and
  $52.5 million due in 1999, variable rate:
  6.94% at December 31, 1997                              107,500             --
Term Note due 1997 - 1998, variable rate:
  5.79% at December 31, 1997                                1,000          2,000
Revolving Acquisition Line of Credit                       61,000             --
                                                         --------       --------
                                                          575,500        393,000
Less: current portion                                      (1,000)        (1,000)
                                                         --------       --------
Long-term debt, excluding current portion                $574,500       $392,000
                                                         --------       --------
                                                         --------       --------

    The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 6.875% at December 31, 1997, and among other provisions, requires the Partnership to repay all outstanding indebtedness under this facility for at least 30 consecutive days during any twelve-month period. The
Partnership's inventories and receivables secure the line of credit. At December 31, 1997 and 1996, the Partnership had $9 million and $15.0 million, respectively, outstanding under this facility. On December 31, 1996 the Partnership borrowed $15 million on this facility and repaid the loan in full on January 6, 1997.
    On October 10, 1997 the Partnership renegotiated the terms of its Acquisition Facility with a group of banks to provide for a $150 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and bears a floating rate of interest, 7.49% at December 31, 1997. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 1997 the Partnership had $61.0 million outstanding under this facility.
    On October 15, 1997 the Partnership used $107.5 million of seller provided financing to fund the Trillium Acquisition. The notes to Trillium require monthly interest payments with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering issued in January 1998 and, therefore, is classified as long-term debt in the accompanying balance sheet.
    In December 1997 the Partnership committed to issue $95 million of new senior notes. The Partnership issued $15.0 million of these notes on December 30, 1997. The proceeds from these notes were used to fund, in part, the $29.5 million acquisition of Alliance Wholesale Lumber, Inc. on January 2, 1998 (see
Note 10). The balance of the notes was issued on January 13, 1998 to repay in part the indebtedness incurred in connection with the Trillium Acquisition.
The new senior notes bear an average interest rate of 7.80% and require semi-annual interest payments. The new senior note agreements require the Partnership to make annual principal payments in varying amounts beginning in 2010 and continuing through 2018.
    The Partnership's 9.78%, 9.60% and 8.17% senior notes are unsecured and require semi-annual interest payments through 2013. The senior note agreements require the Partnership to make an annual principal payment of $37.5 million on December 1, 2002, and various principal amounts from December 1, 2003 through 2013.
    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1997.
The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, having a similar average maturity as the senior notes, plus 50 basis points.
    On December 31, 1997, the estimated aggregate fair value of the Partnership's senior notes was approximately $446 million and was carried at $406 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

6.   PARTNERS' EQUITY, INCOME AND DISTRIBUTIONS
PARTNERSHIP EQUITY
    On December 22, 1994, the Partnership sold 9,850,000 Common Units in an initial public offering (the "1994 Offering"). Simultaneous to the 1994 Offering, 2,510,439 Common Units, 5,773,088 Subordinated Limited Partnership Units ("Subordinated Units") and 10,000 Special Allocation Units ("SAUs") were issued to certain existing partners of the predecessor entity to the Partnership.
    During August 1996, the Partnership sold 8,970,750 additional Common Units in a second public offering (the "1996 Offering"). Proceeds from the 1996 Offering were $165.2 million, including $3.3 million from the General Partner, and were used to redeem the SAUs for $4.1 million and to retire a portion of the debt incurred to fund the Cavenham Acquisition (see Notes 4 and 5). An additional 2,647,470 Common Units were sold in the 1996 Offering by certain selling Unitholders.
    The Partnership had 21,331,189 Common Units outstanding at December 31, 1997 and 1996. The Partnership also had 5,773,088 Subordinated Units outstanding at December 31, 1997 and 1996.

PARTNERSHIP INCOME
    The Partnership's income and losses are allocated 99% to the holders of Common and Subordinated Units and 1% to the General Partners.

CASH DISTRIBUTIONS
    In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from Available Cash.
Generally, cash distributions are paid in order of preference: first to Common Unitholders and, second, to the extent cash remains available, to Subordinated Unitholders.
    The Partnership agreement also sets forth certain cash distribution hurdle rates for the General Partner to meet in order to increase its share of the available cash flow. To the extent that the annual distribution exceeds $2.26 per Unit, the General Partner receives 15% of the excess cash flow rather than the base amount of 2%. The General Partner can receive a maximum of 50% of the available cash flow if the annual distribution exceeds $3.62 per Unit.
    The Subordinated Units are subordinated in right of distributions to the holders of Common Units. Provided that certain increases in cash distributions are paid to the holders of Common and Subordinated Units, 50% of the Subordinated Units will convert to Common Units in 1999 and the remaining 50% will convert to Common Units in 2000.
    The Managing General Partner declared distributions of $2.15 per Unit, $2.10 per Unit and $2.04 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively.
    The Partnership's 1997, 1996 and 1995 consolidated distributions to partners included $0.6 million, $0.4 million, and $0.3 million, respectively, paid to the Managing General Partner for its 1% share of the Operating Partnership's distributions for those years. The remaining 99% of the Operating
Partnership's distributions was eliminated in consolidation.

7. UNIT OPTION AND PROFIT SHARING AND EMPLOYEE SAVINGS BENEFIT PLANS Effective December 22, 1994, the Managing General Partner adopted the 1994
Unit Option Plan (the "1994 Option Plan"). The 1994 Option Plan allows the Partnership to award or grant Unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the 1994 Option Plan, the Managing General Partner can grant annual options on or about January 1, 1995 through January 1, 1999. Total options granted in any one year cannot exceed 1% of the total outstanding Common and Subordinated Units. There were 35,900 and 15,200 units exercisable at December 31, 1997 and 1996, respectively.
    The exercise price for each annual option grant is the market price of the Common Units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a ten-year period. A summary of option transactions during each of the three years in the period ended December 31, 1997 is shown below:

                                                           UNITS         OPTION PRICE
                                                          -------        ------------
December 31, 1994                                         181,000              $21.50
  Granted                                                      --                  --
  Exercised                                                    --                  --
  Canceled                                                 (8,000)             $21.50
                                                          -------
December 31, 1995                                         173,000              $21.50
  Granted                                                 156,000              $18.13
  Exercised                                                    --                  --
  Canceled                                                (21,000)             $21.50
                                                          -------
December 31, 1996                                         308,000       $18.13-$21.50
  Granted                                                 255,000              $22.00
  Exercised                                               (20,700)      $18.13-$21.50
  Canceled                                                (22,000)                 --
                                                          -------
December 31, 1997                                         520,300       $18.13-$22.00
                                                          -------
                                                          -------

    In January 1998 the Board of Control of the Managing General Partner granted an additional 271,000 Unit options.

    Effective December 22, 1994, the 1994 Option Plan provided for the granting of front end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 Units on December 31, 1999, with an exercise price of $21.50 per Unit (not included in the previous table). Front end options will vest on December 31, 1999 and may be exercised for the period beginning on December
31, 1999 through December 31, 2004, provided all of the following conditions are met:

    1)   The Subordinated Units must convert to Common Units;
    2) The officer must continue his employment with the Managing General Partner through at least December 31, 1999; and
    3) The Partnership must make certain minimum levels of cash distributions to Common and Subordinated Unitholders through December 31, 1999 in excess of those required for Subordinated Unit conversion.

    During 1997, the Partnership recorded compensation expense of $1.0 million relative to the front end options. No expense was recorded in 1996 or 1995.
    In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the "Plan") to attract and retain certain key employees, who also have unit options outstanding under the 1994 Option Plan, by awarding them Distribution Equivalent Rights ("DERs"). Participants under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per Unit will be allocated to each participant's account for each DER granted.
    Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the 1994 Option Plan, the DER amount corresponding to the vesting portion of such option will be paid to the participant. In January 1997, the Board of Control awarded 255,000 DERs. The Partnership recorded $0.4 million in expense related to these DERs in 1997. An additional 271,000 DERs were awarded in January 1998.
    The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. The expense related to profit sharing was $1.7 million for each of the years ended December 31, 1997, 1996 and 1995.

8.  RELATED PARTIES
    In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership.
These reimbursements were $5.3 million, $3.7 million, and $2.9 million in 1997, 1996 and 1995, respectively.

9.  COMMITMENTS AND CONTINGENT LIABILITIES
    As of December 31, 1997 and 1996, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2001. The remaining commitments were approximately $73.8 million at December 31, 1997.
    The Partnership is engaged in the construction of conversion facilities in Bonners Ferry, Idaho and Port Angeles, Washington. At December 1997, the Partnership had commitments for expenditures of approximately $12.5 million for completion of these projects.
    The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In the opinion of management, the Partnership's liability, if any, under any pending litigation would not materially affect its financial condition or results of operations.

10. SUBSEQUENT EVENTS
    On January 2, 1998 the Partnership acquired the stock of Alliance Wholesale Lumber, Inc. for $29.5 million. The purchase was financed with $15 million of senior notes, $5 million of Partnership Units and $9.5 million of assumed debt. Alliance operates three contractor service yards in the Phoenix, Arizona, area, which provide a variety of wood products to residential and commercial contractors.
    On January 13, 1998 the Partnership issued $80 million of the second series of new senior notes. The first series of $15 million was issued on December
30, 1997. The $95 million of combined notes have an average interest rate of 7.80%, with principal payments of varying amounts due 2010 to 2018. The proceeds of the second series of notes were used to refinance indebtedness associated with the Trillium Acquisition.
    In January 1998, the Board of Control of the Managing General Partner declared the fourth quarter 1997 distribution of $0.538 per Unit. The distribution will equal $15.0 million, including $0.3 million to the General Partners, and will be paid on February 13, 1998 to Unitholders of record on February 6, 1998.