Form 10-Q
period 1998-03-31
CROWN PACIFIC PARTNERS L P
filed 1998-05-14
CIK 930735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------


         (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from__________ to__________

                         Commission file number 0-24976

                             ----------------------

                          CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


              Delaware                                         93-1161833
(State or other jurisdiction of incorporation               (I.R.S. Employer
          or organization)                                 Identification No.)


121 SW Morrison Street, Suite 1500, Portland, Oregon             97204
     (Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code: 503-274-2300

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X            No
                           -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Common Units                                       27,314,277
       (Class)                                  (Outstanding at May 5, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CROWN PACIFIC PARTNERS, L.P.
                                  FORM 10-Q
                                    INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Income - Quarters Ended
          March 31, 1998 and 1997                                            2

        Consolidated Balance Sheet - March 31, 1998 and
          December 31, 1997                                                  3

        Consolidated Statement of Cash Flows - Quarters
          Ended March 31, 1998 and 1997                                      4

        Notes to Consolidated Financial Statements                           5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6

Item 3. Quantitative and Qualitative Disclosures About Market Risk          10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    11

Signature                                                                   12


                       PART I - FINANCIAL INFORMATION

                        CROWN PACIFIC PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                 (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                                                   FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                                    1998           1997
                                                                -----------    -----------
Revenues ..................................................     $   153,930    $   117,391

Operating costs:
  Cost of products sold ...................................         127,194         94,171
  Selling, general and administrative expenses ............           7,096          6,720
                                                                -----------    -----------
Operating income ..........................................          19,640         16,500

Interest expense ..........................................          12,995          9,479
Amortization of debt issuance costs .......................             216            182
Other (income) expense, net ...............................            (462)           142
                                                                -----------    -----------
Net income ................................................     $     6,891    $     6,697
                                                                -----------    -----------
                                                                -----------    -----------
Net income per unit .......................................     $      0.25    $      0.24
                                                                -----------    -----------
                                                                -----------    -----------
Weighted average units outstanding ........................      27,314,277     27,104,277
                                                                -----------    -----------
                                                                -----------    -----------


   The accompanying notes are an integral part of this financial statement.

                        CROWN PACIFIC PARTNERS, L.P.

                         CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT UNIT DATA)

                                    ASSETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                        1998          1997
                                                                    (UNAUDITED)
                                                                    -----------    ------------
Current assets:
  Cash and cash equivalents ...................................       $ 17,534       $ 22,384
  Accounts receivable .........................................         74,967         50,523
  Notes receivable ............................................          4,768          4,063
  Inventories .................................................         41,543         44,914
  Deposits on timber cutting contracts ........................          5,671          6,656
  Prepaid and other current assets ............................          3,435          2,421
                                                                      --------       --------
    Total current assets ......................................        147,918        130,961

Property, plant and equipment, net of accumulated
  depreciation  of $25,568 and $22,916 ........................         48,444         47,325
Timber, timberlands and roads, net ............................        637,871        645,641
Intangible assets, net of accumulated amortization
  of $170 and $61 .............................................         17,683          1,778
Other assets ..................................................         12,274         13,439
                                                                      --------       --------
    Total assets ..............................................       $864,190       $839,144
                                                                      --------       --------
                                                                      --------       --------

                             LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable ...............................................       $  9,000       $  9,000
  Accounts payable ............................................         23,484         14,626
  Accrued expenses ............................................         20,522         25,007
  Accrued interest ............................................         12,494          6,144
  Current portion of long-term debt ...........................             77          1,000
                                                                      --------       --------
    Total current liabilities .................................         65,577         55,777
Long-term debt ................................................        593,040        574,500
Other non-current liabilities .................................            625            628
                                                                      --------       --------
                                                                       659,242        630,905
                                                                      --------       --------
Commitments and contingent liabilities

Partners' capital:
  General partners ............................................          2,064          2,093
  Limited partners (27,314,277 and 27,104,277 units
    outstanding at March 31, 1998 and December 31, 1997,
    respectively) .............................................        202,884        206,146
                                                                      --------       --------
    Total partners' capital ...................................        204,948        208,239
                                                                      --------       --------
    Total liabilities and partners' capital ...................       $864,190       $839,144
                                                                      --------       --------
                                                                      --------       --------


   The accompanying notes are an integral part of this financial statement.

                         CROWN PACIFIC PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                   (UNAUDITED)

                                                              FOR THE QUARTER ENDED
                                                                     MARCH 31,
                                                                  1998        1997
                                                              ---------    --------
Cash flows from operating activities:
  Net income .............................................    $   6,891    $  6,697
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization ...........       14,414       9,347
      (gain) loss on sale of property ....................       (3,597)         44
      Other ..............................................           --        (232)
  Net change in current assets and current
    liabilities, net of effects of business combination:
      Accounts and notes receivable ......................      (16,413)     (6,498)
      Inventories ........................................        7,997       3,904
      Deposits on timber cutting contracts ...............          985         354
      Prepaid and other current assets ...................       (1,014)       (442)
      Accounts payable and accrued expenses ..............       10,151       2,357
                                                              ---------    --------
Net cash provided by operating activities ................       19,414      15,531
                                                              ---------    --------
Cash flows from investing activities:
  Additions to timberlands ...............................       (2,700)     (1,577)
  Additions to timber cutting rights .....................       (2,551)     (1,275)
  Additions to equipment .................................       (1,309)     (2,277)
  Proceeds from sales of property ........................        5,260       1,097
  Principal payments received on notes ...................           38       3,070
  Purchase of business ...................................      (15,413)         --
  Other investing activities .............................          (11)         14
                                                              ---------    --------
Net cash used by investing activities ....................      (16,686)       (948)
                                                              ---------    --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ...............      148,250          --
  Repayments of long-term debt ...........................     (140,257)     (1,000)
  Contributions of capital ...............................           50          --
  Distributions to partners ..............................      (14,997)    (14,492)
  Debt and equity issuance costs .........................         (548)         --
  Other financing activities .............................          (76)       (102)
                                                              ---------    --------
Net cash used by financing activities ....................       (7,578)    (15,594)
                                                              ---------    --------
Net decrease in cash and cash equivalents ................       (4,850)     (1,011)
Cash and cash equivalents at beginning of period .........       22,384      16,818
                                                              ---------    --------
Cash and cash equivalents at end of period ...............    $  17,534    $ 15,807
                                                              ---------    --------
                                                              ---------    --------


   The accompanying notes are an integral part of this financial statement.

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1997 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1998 and 1997 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of Common and Subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $69 and $67 for the three months ended March 31, 1998 and 1997, respectively. Adoption of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), in 1997 had an immaterial effect on the Partnership. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both Subordinated and Common units.

NOTE 2: INVENTORIES
Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

                                 March 31, 1998       December 31, 1997
                                 --------------       -----------------
Finished goods                       $19,618               $13,054
Logs                                  19,334                29,720
Supplies                               1,575                 1,224
LIFO adjustment                        1,016                   916
                                     -------               -------
  Total                              $41,543               $44,914
                                     -------               -------
                                     -------               -------

NOTE 3: TIMBER, TIMBERLANDS AND ROADS
In the first quarter of 1998, the Partnership performed its annual update of its timber inventory system, resulting in an increase to depletion costs for the first quarter of 1998 of approximately $2.0 million, or $0.07 per unit, with no impact on cash flow.

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                               Three months ended March 31,
                                                1998                  1997
                                               ------                ------
Cash paid during the period for interest       $6,669                $3,818

NOTE 5: ACQUISITION OF ALLIANCE WHOLESALE LUMBER, INC.
In January 1998, the Partnership completed its acquisition of Alliance Wholesale Lumber, Inc. ("Alliance Lumber") of Phoenix, Arizona. Alliance Lumber operates three contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $29.5 million, consisting of $15.0 million in cash, $5.0 million in the Partnership's Common Units and the assumption of $9.5 million of existing debt. The acquisition was accounted for as a purchase and the results of Alliance Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $15.9 million, which is being amortized over 40 years.

NOTE 6: SUBSEQUENT EVENTS
On April 21, 1998, the Board of Control authorized the Partnership to make a distribution of $0.551 per unit. The total distribution will be $15.4 million (including $0.3 million to the General Partners) and will be paid on May 15, 1998 to unitholders of record on May 4, 1998.

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

FORWARD-LOOKING STATEMENTS
Information contained in Item 2 and other sections of this report includes forward-looking statements including statements regarding the Partnership's expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. The Partnership's business and prospects are subject to a number of risks, including the volatility of global timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations - as well as the substantial capital expenditures required to supply its operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where the Partnership's products are sold, including Southeast Asia and Japan. Other risk factors include the value of the U.S. dollar against foreign currencies and the ability of the Partnership to implement its business strategy. These and other risks are described in the Partnership's registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q and reports to unitholders, which are available from the Company or the United States Securities and Exchange Commission.

FINANCIAL CONDITION
The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Cash provided by operating activities was $19.4 million and $15.5 million for the three-month periods ended March 31, 1998 and 1997, respectively. Working capital increased to $82.3 million at March 31, 1998 compared to $75.2 million at December 31, 1997.

Net cash used in investing activities of $16.7 million resulted from the acquisition of Alliance Lumber and additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from sales of properties.

Net cash used by financing activities of $7.6 million resulted primarily from distributions to partners of $15.0 million, offset by $8.0 million of net proceeds from long-term debt.

On January 27, 1998, the Board of Control authorized the Partnership to make a distribution of $0.538 per unit, the Second Target Distribution as defined by the Partnership Agreement. The total distribution was $15.0 million (including $0.3 million to the General Partners) and was paid on February 13, 1998 to Unitholders of record on February 6, 1998.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $16.0 million in 1998, $2.9 million of which has already been incurred. The Managing General Partner expects that capital expenditures will be funded by property sales, cash generated from operations, current funds and/or bank borrowings. The Partnership is currently constructing a new sawmill in Port Angeles, Washington and one in Bonners Ferry, Idaho. The new mills will be financed using operating leases. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.90% at March 31, 1998, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At March 31, 1998, the Partnership had $9.0 million outstanding under this facility.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured, bears a floating rate of interest, 6.69% at March 31, 1998, and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. Borrowings against this facility were $52.5 million at March 31, 1998.

On October 15, 1997, the Partnership used $107.5 million of seller provided financing to fund the purchase of 65 thousand acres of timberland from Trillium Corp. The notes to Trillium require monthly interest payments, at variable rates, with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering, which was issued in January 1998.

On December 30, 1997, the Partnership issued $15 million of new senior notes and on January 13, 1998, the Partnership issued an additional $80 million of new senior notes. The $95 million of combined notes have an average interest rate of 7.80%, with principal payments of varying amounts due 2010 to 2018. The proceeds of these notes were used to refinance indebtedness associated with the Trillium acquisition and to finance a portion of the Alliance Lumber acquisition.

The Partnership's 9.78%, 9.60% and 8.17% senior notes, issued in 1994, 1995 and 1996, respectively, are unsecured and require semi-annual interest payments through 2013. The senior note agreements require the Partnership to make an aggregate annual principal payment of $37.5 million on December 1, 2002, and principal payments in various amounts from December 1, 2003 through 2013.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at March 31, 1998.

RESULTS OF OPERATIONS (THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997)
Net revenues during the first quarter ended March 31, 1998 increased 31.1% to $153.9 million, from $117.4 million in the same quarter in 1997. The $36.5 million increase was principally due to increased sales from the Partnership's wholesale operations and increased log and stumpage sales. The first quarter of 1998 was the first quarter which included the results of operations for the recently acquired Alliance Lumber division.

Lumber sales, excluding sales of lumber by the wholesale operations, represented 31.6% of sales in the first quarter of 1998, compared to 43.6% of sales in the same quarter of 1997. Average external prices received for lumber in the Oregon and Inland regions decreased 17.9% and 13.2%, respectively, to $568 per thousand board feet (MBF) and $420/MBF, respectively, for the first quarter of 1998 from prices received in the same quarter of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and began increasing slightly in the first quarter of 1998 as the U.S. millwork industry worked off existing inventory levels and seasonal demand increased. Moderate price increases may also be seen in the second quarter of 1998 as spring logging conditions begin to reduce readily available supplies. Prices are expected to remain fairly flat for Inland lumber throughout 1998. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington increased 6.4% to $332/MBF in the first quarter of 1998 compared to $312/MBF in the comparable quarter of 1997. Lumber prices from the Marysville, Washington location have also increased from the later quarters of 1997, primarily as a result of increased production of higher priced Douglas Fir in the first quarter of 1998. Lumber from this region is primarily studs and prices should be favorably impacted by the change from exempt to non-exempt status for Canadian pre-drilled studs, thereby potentially subjecting this Canadian product to tarrifs.

External lumber sales volumes, excluding sales from the wholesale operation, increased 9.1% in the first quarter of 1998 to 100 million board feet (MMBF), compared to 91.9 MMBF in the same period of 1997. Sales volumes of Oregon lumber increased 34.3% to 45.4 MMBF in the 1998 quarter from 33.8 MMBF in the 1997 quarter due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the Inland region decreased by 8.2% to 46.5 MMBF in the first quarter of 1998 compared to 50.7 MMBF in the first quarter of 1997. Modest volume increases are expected in the second quarter of 1998 as dealers replenish depleted inventories in anticipation of seasonal increases in construction. External lumber sales volume from the Marysville studmill increased 12.7% to 8.4 MMBF during the first quarter of 1998 compared to 7.5 MMBF in the first quarter of 1997 as a result of capital improvements made in 1997.

Total log sales represented approximately 26.4% of sales in the first quarter of 1998, compared to 21.8% in the comparable quarter of 1997. Average external domestic prices received for logs sold from the Olympic and Oregon tree farms increased 1.6% and 1.4%, respectively, to $443/MBF and $432/MBF, respectively, over prices experienced in the comparable quarter of 1997. Average external prices received for logs sold from the Inland and Hamilton tree farms decreased 37.8% and 23.6%, respectively, to $300/MBF and $385/MBF, respectively, from prices experienced during the comparable quarter of 1997. Overall decreases in domestic log prices are primarily a result of decreases in the selling prices for lumber and a greater proportion of stumpage sales in the mix in the first quarter of 1998 compared to the first quarter of 1997. The overall price decrease was partially offset by increased sales of higher quality logs that previously had been sold for export. Domestic log prices are expected to remain relatively flat throughout 1998.

Domestic log sales volumes increased 137.7% in the first quarter of 1998 to
92.2 MMBF, compared to 38.8 MMBF in the same quarter of 1997. The increases at each of the Partnership's tree farms are primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to the 1997 quarter.

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $1.3 million, or 0.8% of sales in the first quarter of 1998, compared to $5.7 million, or 4.9% of sales for the same quarter in 1997. Prices received for export logs decreased 17.3% to $566/MBF while sales volumes decreased 73.2% to 2.2 MMBF in the first quarter of 1998 from levels experienced in the same quarter of 1997. Decreases in sales volumes resulted from a shift toward selling logs in the domestic market as a result of weak Asian demand for logs. The volume of log exports is expected to remain relatively low as the Partnership gets higher value selling similar quality logs to domestic mills in log form or on the stump.

Sales from the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 35% of sales in the first quarter of 1998 compared to 22% in the first quarter of 1997. The first quarter of 1998 was the first quarter to include the results of newly acquired Alliance Lumber.

The gain from property sales in the first quarter of 1998 was $3.4 million and was immaterial in the first quarter of 1997. Several parcels were sold in the first quarter of 1998, primarily from Oregon Eastside properties acquired from Cavenham in 1996. The Partnership will continue to sell or trade properties in both Oregon and northwest Washington as part of its strategy to reinvest the value of non-strategic timberlands.

By-product and other revenues accounted for 4.2% of sales in the first quarter of 1998, compared to 4.6% of sales in the same quarter of 1997. Residual wood chip prices increased to $61 per bone dry unit ("BDU") in the first quarter of 1998 compared to $44/BDU in the first quarter of 1997. Paper mills are finding an adequate supply of wood chips as many paper mills have taken down time to keep their finished inventory from building. As a result, wood chip prices are expected to remain at current levels at least through the third quarter of 1998.

Cost of sales as a percentage of sales increased to 82.6% in the first quarter of 1998, compared to 80.2% in the same quarter of 1997. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements.

Selling, general and administrative expenses increased $0.4 million to $7.1 million in the first quarter of 1998, compared to $6.7 million in the first quarter of 1997, reflecting the additional operations of Alliance Lumber. Selling, general and administrative expenses represented 4.6% of sales in the first quarter of 1998 and 5.7% of sales in the same quarter of 1997. The Partnership has been able to achieve operating efficiencies within its administrative functions as operations have increased.

Interest expense increased $3.5 million to $13.0 million in the first quarter of 1998, from $9.5 million in the same quarter of 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:


         EXHIBIT NO. AND DESCRIPTION
         ---------------------------
         10.1   Amendment No. 2 to $25,000,000, 9.60% Senior Notes due
                December 1, 2009,  dated as of January 15, 1998.

         10.2   Amendment No. 2 to $275,000,000, 9.78% Senior Notes due
                December 1, 2009, dated as of January 15, 1998.

         10.3   Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and
                D, due 2006-2013, dated as of January 15, 1998.

         27     Financial Data Schedule

(b) Reports on Form 8-K:
    There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 1998                      CROWN PACIFIC PARTNERS, L.P.

                                       By: Crown Pacific Management Limited
                                           Partnership, as General Partner



                                       By: /s/ Richard D. Snyder
                                          ---------------------------------
                                       Richard D. Snyder
                                       Vice President and Chief Financial
                                       Officer (Duly Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)