Form 10-K/A
period 1997-12-31
CROWN PACIFIC PARTNERS L P
filed 1998-06-04
CIK 930735

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                   FORM 10-K/A-1

                                 -------------------
             [X]  ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended: December 31, 1997
                                          OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number: 0-24976

                          CROWN PACIFIC PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  93-1161833
      (State or other jurisdiction of                    (I.R.S. Employer
               incorporation                            Identification No.)
              or organization)

 121 SW MORRISON STREET, SUITE 1500, PORTLAND,                 97204
                    OREGON
    (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code:  503-274-2300

           Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------           -----------------------------------------
COMMON UNITS, REPRESENTING LIMITED             NEW YORK STOCK EXCHANGE
        PARTNER INTERESTS

           Securities registered pursuant to Section 12(g) of the Act: NONE

                              --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the voting Units of the Registrant held by non-affiliates of the Registrant was $550,881,502 as of January 30, 1998 based upon the last sales price as reported by the New York Stock Exchange.

As of January 30, 1998 there were 21,541,189 Common Units and 5,773,088 Subordinated Units outstanding.

                              --------------------------------
                             Documents Incorporated by Reference
                                           NONE.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                                                            1994
                                                                                                         Partnership         1993
 IN MILLIONS, EXCEPT PER UNIT                      1997               1996               1995            and Former         Former
    AMOUNTS                                     Partnership         Partnership       Partnership       Entities (10)      Entities
--------------------------------------------   -------------        -----------       -----------     ----------------   -----------
 INCOME STATEMENT DATA
 Revenues (1)                                      505.6             $401.6             $383.4              $397.3          $220.6
 Depreciation, depletion and
    amortization (2 and 4)                          47.6               39.8               35.0                40.9            31.2
 Operating income (2 and 3)                         68.4               61.0               48.2                47.3            58.8
 Income before extraordinary item (2
    and 3)                                          27.7               20.5               17.3                19.7            38.9
 Income per Unit before extraordinary
    item (2 and 3)                                  1.01               0.94               0.94                1.07             N/A
 Extraordinary item - loss on debt
    extinguishment (4)                                 -                  -                  -              (16.2)               -
 Net income (2, 3 and 4)                            27.7               20.5               17.3                 3.6            38.9
 Net income per Unit (2, 3, 4 and 11)              $1.01              $0.94              $0.94               $0.19             N/A
 Cash distribution per Unit (4 and 5)             $2.152             $2.096             $2.040              $0.055             N/A

 CASH FLOW AND OTHER DATA
 EBITDDA (6)                                       114.4              $99.2              $83.3               $87.0           $85.9
 Additions to timber and timberlands
    (7)                                            189.0              227.6               31.2                15.8            11.2
 Additions to equipment                             11.6               14.7               10.4                14.8             1.9
 Cash flow from operating activities                64.7               65.1               21.9                57.5            59.7

 BALANCE SHEET DATA
 Working capital                                   $75.2              $65.2              $66.7               $51.7            $2.3
 Total assets (7)                                  839.1              675.8              476.5               461.5           738.4
 Long-term debt (7)                                574.5              392.0              326.0               300.0           480.4
 Partners' Capital (8)                             208.2              240.0              107.1               119.4            98.6

 OPERATING DATA (UNAUDITED)
 Fee timber harvest (MMBF)                           332                297                202                 215             152
 External log sourcing (MMBF) (9)                    210                191                251                 269             106
 Lumber production (MMBF) (9)                        385                333                390                 421             199
 Plywood production (MMSF 3/8"
    basis) (9)                                       N/A                 76                113                 142              45




Footnotes for Item 6.  Selected Financial Data:

     (1) Included in revenues are revenues from closed or sold operations. Total revenues from these operations were $13.9 million in 1997, $68.7 million in 1996, $107.8 million in 1995, $135.7 million in 1994 and $46.9 million in 1993.
     (2) See effect of update of timber inventory system in Note 4 of Notes to Consolidated Financial Statements.
     (3) See effect of LIFO liquidation in Note 2 of Notes to Consolidated Financial Statements.
     (4) In conjunction with the 1994 refinancing of the former entities' (Crown Pacific Limited Partnership, Crown Pacific Inland Limited Partnership, Crown Pacific, Ltd., Crescent Creek Logging, Inc., and Crown Pacific Leasing Limited Partnership) borrowings, $16.2 million, or $0.88 per Unit on a pro forma basis, of deferred debt issuance costs were written off as an extraordinary charge.
     (5) Amount in 1994 represents distributions for the Partnership's 10-day period ended December 31, 1994.
     (6) EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and extraordinary items. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Partnership's ability to service debt and support its future cash distributions to Unitholders. EBITDDA should not be construed as an alternative to operating income, as an indicator of the Partnership's operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.
     (7) See 1997 acquisition of Trillium timberlands and 1996 acquisition of Cavenham timberlands in Note 4 of Notes to Consolidated Financial Statements. Included in total assets and long-term debt at December 31, 1993 was $220 million related to the purchase of certain timberlands in 1989. The Former Entities issued twenty-two $10 million installment notes to the seller secured by unconditional letters of credit. The deposited funds were restricted such that they could only be used to repay the notes. As a result, both the assets and liabilities remained on the Former Entities' balance sheet.
     (8) See effects of the Partnership's public offerings at Note 6 of Notes to Consolidated Financial Statements.
     (9) See Note 3 of Notes to Consolidated Financial Statements related to closures of mill and plywood facilities.
     (10) Certain of the 1994 information relates to combination of the Former Entities and the Partnership.
     (11) Per Unit amounts in 1994 are on a pro-forma basis for the entire year. See Note 1 of Notes to Consolidated Financial Statements for discussion of the implementation of Financial Accounting Standards No 128, "Earnings per Share."

SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CROWN PACIFIC PARTNERS, L.P.

                                            (Registrant)

                                      By:  Crown Pacific Management

                                           Limited Partnership,

                                           as Managing General Partner

                                     By:  /s/ Peter W. Stott
                                          ------------------

                                          Peter W. Stott

                                          President and Chief Executive
                                          Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on June 4, 1998, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant's Managing General Partner.

By:  /s/ Robert Jaunich II            Chairman of the Board of Control
     --------------------------
     Robert Jaunich II

By:  /s/ Peter W. Stott               President and Chief Executive
     --------------------------       Officer & Member, Board of Control,
     Peter W. Stott                   Executive Committee, Crown Pacific
                                      Management, L.P.
                                      (Principal Executive Officer)

By:  /s/ Richard D. Synder            Vice President & Chief Financial Officer
     --------------------------       Crown Pacific Management, L.P.
     Richard D. Snyder                (Principal Financial and Accounting
                                      Officer)

By:  /s/ Charles E. Carlbom           Member, Board of Control,
     --------------------------       Audit Committee
     Charles E. Carlbom

By:  /s/ John W. Larson               Member, Board of Control,
     --------------------------       Audit Committee
     John W. Larson

By:  /s/ Christopher G. Mumford       Member, Board of Control,
     --------------------------       Audit Committee
     Christopher G. Mumford