Form 10-Q
period 1998-06-30
CROWN PACIFIC PARTNERS L P
filed 1998-08-13
CIK 930735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                            --------------------------

                                    FORM 10-Q

                            --------------------------

      (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998
                                         OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the transition period from      to

                           Commission file number 0-24976

                            --------------------------

                            CROWN PACIFIC PARTNERS, L.P.
               (Exact name of registrant as specified in its charter)

               Delaware                                    93-1161833
     (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

121 SW Morrison Street, Suite 1500, Portland, Oregon          97204
      (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code:  503-274-2300


                            --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X              No
                            -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Common Units                   27,314,277
                   (Class)              (Outstanding at August 3, 1998)

                         CROWN PACIFIC PARTNERS, L.P.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----
Item 1.   Financial Statements

          Consolidated Statement of Income - Three and Six
          Month Periods Ended June 30, 1998 and 1997                          2

          Consolidated Balance Sheet - June 30, 1998 and December 31, 1997    4

          Consolidated Statement of Cash Flows - Six Months Ended
          June 30, 1998 and 1997                                              5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signatures                                                                   15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                          1998           1997
                                                       -----------     -----------
Revenues  .........................................    $   171,690     $   125,427

Operating costs:
  Cost of products sold  ..........................        143,737         101,753
  Selling, general and administrative expenses ....          7,492           6,983
                                                       -----------     -----------
Operating income  .................................         20,461          16,691

Interest expense  .................................         12,923           9,305
Amortization of debt issuance costs  ..............            216             183
Other income, net  ................................           (206)           (167)
                                                       -----------     -----------
Net income  .......................................    $     7,528     $     7,370
                                                       -----------     -----------
                                                       -----------     -----------
Basic and diluted net income per unit..............    $      0.27     $      0.27
                                                       -----------     -----------
                                                       -----------     -----------
Weighted average units outstanding  ...............     27,314,277      27,104,277
                                                       -----------     -----------
                                                       -----------     -----------

        See Accompanying Notes to Consolidated Financial Statements

                          CROWN PACIFIC PARTNERS, L.P.


                        CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                          1998           1997
                                                       -----------     -----------
Revenues  .........................................    $   325,620     $   242,818

Operating costs:
  Cost of products sold  ..........................        270,931         195,924
  Selling, general and administrative expenses ....         14,588          13,703
                                                       -----------     -----------
Operating income  .................................         40,101          33,191

Interest expense  .................................         25,918          18,784
Amortization of debt issuance costs  ..............            432             365
Other income, net  ................................           (668)            (25)
                                                       -----------     -----------
Net income ........................................    $    14,419     $    14,067
                                                       -----------     -----------
                                                       -----------     -----------
Basic and diluted net income per unit..............    $      0.52     $      0.51
                                                       -----------     -----------
                                                       -----------     -----------
Weighted average units outstanding  ...............     27,314,277      27,104,277
                                                       -----------     -----------
                                                       -----------     -----------

          See Accompanying Notes to Consolidated Financial Statements

                         CROWN PACIFIC PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT UNIT DATA)

                                    ASSETS

                                                         June 30,      December 31,
                                                           1998             1997
                                                       ----------      ------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents  ......................     $  25,251      $  22,384
  Accounts receivable  ............................        80,175         50,523
  Notes receivable  ...............................         6,079          4,063
  Inventories  ....................................        34,907         44,914
  Deposits on timber cutting contracts  ...........         6,132          6,656
  Prepaid and other current assets  ...............         3,063          2,421
                                                       ----------      ---------
     Total current assets  ........................       155,607        130,961
Property, plant and equipment, net of accumulated
   depreciation of $26,895 and $22,916 ............        48,835         47,325
Timber, timberlands and roads, net  ...............       616,612        645,641
Intangible assets, net of accumulated amortization
   of $205 and $61.................................        17,600          1,778
Other assets  .....................................        23,191         13,439
                                                       ----------      ---------
     Total assets  ................................     $ 861,845      $ 839,144
                                                       ----------      ---------
                                                       ----------      ---------

                         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable  ..................................     $  16,500      $   9,000
  Accounts payable  ...............................        28,754         14,626
  Accrued expenses  ...............................        19,201         25,007
  Accrued interest  ...............................         8,639          6,144
  Current portion of long-term debt  ..............            66          1,000
                                                       ----------      ---------
     Total current liabilities  ...................        73,160         55,777
Long-term debt   ..................................       591,031        574,500
Other non-current liabilities   ...................           626            628
                                                       ----------      ---------
                                                          664,817        630,905
                                                       ----------      ---------
COMMITMENTS AND CONTINGENT LIABILITIES


Partners' capital:
    General partners  .............................         1,833          2,093
    Limited partners (27,314,277 and 27,104,277 units
     outstanding at June 30, 1998 and December 31, 1997,
     respectively).................................       195,195        206,146
                                                       ----------      ---------
      Total partners' capital  ....................       197,028        208,239
                                                       ----------      ---------
      Total liabilities and partners' capital .....     $ 861,845      $ 839,144
                                                       ----------      ---------
                                                       ----------      ---------



          See Accompanying Notes to Consolidated Financial Statements

                         CROWN PACIFIC PARTNERS, L.P.


                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                       ---------------------------
                                                          1998           1997
                                                       -----------     -----------
Cash flows from operating activities:
  Net income  .....................................    $   14,419      $  14,067
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization ....        29,459         18,092
      Gain on sale of property  ...................        (8,301)          (482)
      Other  ......................................           175            564
  Net change in current assets and current
    liabilities:
      Accounts and notes receivable  ..............       (21,517)         3,766
      Inventories  ................................        15,851          4,195
      Deposits on timber cutting contracts  .......           524           (505)
      Prepaid and other current assets  ...........          (643)           447
      Accounts payable and accrued expenses  ......         8,313          6,739
                                                       ----------      ---------
Net cash provided by operating activities  ........        38,280         46,883
                                                       ----------      ---------
Cash flows from investing activities:
  Additions to timberlands  .......................        (7,250)        (6,331)
  Additions to timber cutting rights  .............        (3,989)        (1,275)
  Additions to equipment  .........................        (3,483)        (5,068)
  Proceeds from sales of property  ................        12,290          1,178
  Principal payments received on notes  ...........            67          5,260
  Purchase of businesses  .........................       (15,413)             -
  Other investing activities  .....................           (82)            18
                                                       ----------      ---------
Net cash used in investing activities  ............       (17,860)        (6,218)
                                                       ----------      ---------
Cash flows from financing activities:
  Net increase (decrease) in short-term
   borrowings  ....................................         7,500        (12,000)
  Proceeds from issuance of long-term debt  .......       183,244              -
  Repayments of long-term debt  ...................      (177,271)        (1,000)
  Distributions to partners  ......................       (30,355)       (29,372)
  Debt and equity issuance costs  .................          (646)           (69)
  Other financing activities  .....................           (25)           (58)
                                                       ----------      ---------
Net cash used in financing activities  ............       (17,553)       (42,499)
                                                       ----------      ---------
Net increase (decrease) in cash and cash
  equivalents  ....................................         2,867         (1,834)
Cash and cash equivalents at beginning of period...        22,384         16,818
                                                       ----------      ---------
Cash and cash equivalents at end of period.........    $   25,251      $  14,984
                                                       ----------      ---------
                                                       ----------      ---------

       See accompanying notes to consolidated financial statements

                          CROWN PACIFIC PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS OR AS OTHERWISE INDICATED)
                                 (UNAUDITED)

1: ORGANIZATION AND BASIS OF PRESENTATION
Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership, was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets. The Partnership's business consists primarily of growing and harvesting timber for sale as logs and stumpage in domestic and export markets and the manufacture and sale of lumber and other wood products.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1997 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six month periods ended June 30, 1998 and 1997 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of common and subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $75 and $74 for the three months ended June 30, 1998 and 1997, respectively, and $144 and $141 for the six months ended June 30, 1998 and 1997, respectively. Adoption of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), in 1997 had an immaterial effect on the Partnership. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both subordinated and common units.

NOTE 2: INVENTORIES
Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

                                   June 30, 1998    December 31, 1997
                                   -------------    -----------------
Finished goods                      $  19,475           $  13,054
Logs                                   12,398              29,720
Supplies                                1,568               1,224
LIFO adjustment                         1,466                 916
                                    ---------           ---------
  Total                             $  34,907           $  44,914
                                    ---------           ---------
                                    ---------           ---------

NOTE 3: TIMBER, TIMBERLANDS AND ROADS
In the first quarter of 1998, the Partnership performed its annual update of its timber inventory system, resulting in an increase to depletion costs for the first half of 1998 of approximately $3.9 million, or $0.14 per unit, with no impact on cash flow.

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                              Six months ended June 30,
                                              -------------------------
                                                 1998            1997
                                              ---------      ---------
Cash paid during the period for interest      $  23,543      $  18,582


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

NOTE 6: DISTRIBUTIONS
On April 21, 1998, the Board of Control authorized the Partnership to make a distribution of $0.551 per unit. The total distribution was $15.2 million (including $0.2 million to the General Partners) and was paid on May 15, 1998 to unitholders of record on May 4, 1998.

NOTE 7: SUBSEQUENT EVENTS
On July 21, 1998, the Board of Control authorized the Partnership to make a distribution of $0.551 per unit. The total distribution will be $15.2 million (including $0.2 million to the General Partners) and will be paid on August 14, 1998 to unitholders of record on August 5, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Crown Pacific's principal operations consist of the growing and harvesting of timber, the sale of logs and stumpage and the processing and sale of lumber and other wood products. The Partnership's ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control. These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

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

FINANCIAL CONDITION
The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Cash provided by operating activities was $38.3 million and $46.9 million for the six-month periods ended June 30, 1998 and 1997, respectively. Working capital increased to $82.4 million at June 30, 1998 compared to $75.2 million at December 31, 1997.

Net cash used in investing activities of $17.9 million resulted from the acquisition of Alliance Lumber and additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from sales of properties.

Net cash used by financing activities of $17.6 million resulted primarily from distributions to partners of $30.4 million, offset by $6.0 million of net proceeds from long-term debt and $7.5 million of net short-term borrowings.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $16.0 million in 1998, $8.5 million of which has already been incurred. The Managing General Partner expects that capital expenditures will be funded by property sales, cash generated from operations, current funds and/or bank borrowings. The Partnership is currently constructing a new sawmill in Port Angeles, Washington and one in Bonners Ferry, Idaho. The new mills will be financed using operating leases and are expected to be running on a two shift basis in the fourth quarter of 1998. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 8.5% at June 30, 1998, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At June 30, 1998, the Partnership had $16.5 million outstanding under this facility.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured, bears a floating rate of interest, 6.68% at June 30, 1998, and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. Borrowings against this facility were $52.5 million at June 30, 1998.

On October 15, 1997, the Partnership used $107.5 million of seller provided financing to fund the purchase of 65,000 acres of timberland from Trillium Corp. The notes to Trillium require monthly interest payments, at variable rates, with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering, which was issued in January 1998.

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

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at June 30, 1998.

RESULTS OF OPERATIONS (THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997)
Net revenues during the second quarter ended June 30, 1998 increased 36.9% to $171.7 million, from $125.4 million in the same quarter in 1997. The $46.3 million increase was principally due to increased sales from the Partnership's wholesale operations, increased log and stumpage sales and increased timberland property sales, offset by a decrease in lumber sales from the partnership's mills. The first quarter of 1998 was the first quarter which included the results of operations for the recently acquired Alliance Lumber division.

Lumber sales, excluding sales of lumber by the wholesale operations, represented 27.5% of sales in the second quarter of 1998, compared to 43.4% of sales in the same quarter of 1997. Average external prices received for lumber in the Oregon and Inland regions decreased 14.7% and 20.9%, respectively, to $596 per thousand board feet (MBF) and $382/MBF, respectively, for the second quarter of 1998 from prices received in the same quarter of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and began increasing slightly in the first and second quarters of 1998 as the U.S. millwork industry worked off existing inventory levels and seasonal demand increased. In addition, the average market price for low-grade industrial lumber products improved in the latter part of the second quarter. Price decreases in the Inland region are primarily due to a general decline in market conditions. The Company believes that this region may have seen the bottom of the price cycle as several mills closed during June and July on either a permanent or temporary basis. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington decreased 5.2% to $309/MBF in the second quarter of 1998 compared to $326/MBF in the comparable quarter of 1997. The decrease is primarily a result of a general decline in general market conditions for studs in the second quarter of 1998. The Partnership expects prices for lumber from this region to remain stable over most of the remainder of the year with possible modest increases toward the end of the fourth quarter.

External lumber sales volumes, excluding sales from the wholesale operation, increased 5.9% in the second quarter of 1998 to 99.4 million board feet
(MMBF), compared to 93.9 MMBF in the same period of 1997. Sales volumes of Oregon lumber increased 8.2% to 45.3 MMBF in the second quarter of 1998 from
41.9 MMBF in the second quarter of 1997 due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the Inland region increased by 2.3% to 45.5 MMBF in the second quarter of 1998 compared to 44.4 MMBF in the second quarter of 1997. The Partnership expects sales volumes in the Inland region to remain relatively stable throughout the remainder of 1998. External lumber sales volume from the Marysville studmill increased 14.5% to 8.7 MMBF during the second quarter of 1998 compared to 7.6 MMBF in the second quarter of 1997 primarily as a result of capital improvements made in 1997. The Partnership expects sales volume from this region to also remain stable throughout the remainder of 1998.

Total log sales represented approximately 21.8% of sales in the second quarter of 1998, compared to 20.8% in the comparable quarter of 1997.
Average external domestic prices received for logs sold from the Oregon tree farm increased 13.1% to $466/MBF over prices experienced in the comparable quarter of 1997. Average external domestic prices received for logs, including stumpage sales, sold from the Olympic, Inland and Hamilton tree farms decreased 13.3%, 24.5% and 35.7%, respectively, to $423/MBF, $364/MBF and $410/MBF, respectively, from prices experienced during the comparable quarter of 1997. Overall decreases in domestic log prices are primarily a result of a general decline in domestic log prices commensurate with lumber price declines and a significantly smaller amount of stumpage sales the mix in the 1997 quarter. Average prices increased slightly from the first quarter of 1998 primarily as a result of improved prices for Douglas Fir in the second quarter of 1998. The Partnership expects average domestic prices to increase moderately in the third quarter as the stumpage sale component of the sales mix is reduced.

Domestic log sales volumes increased 97.1% in the second quarter of 1998 to
78.7 MMBF, compared to 40.0 MMBF in the same quarter of 1997. The increases at each of the Partnership's tree farms are primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to the 1997 quarter. Due to planned reductions in stumpage sales for the third quarter of 1998, a decline in quarterly sales volumes from first and second quarters of 1998 is expected.

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $2.3 million, or 1.4% of sales in the second quarter of 1998, compared to $4.6 million, or 3.6% of sales for the same quarter in 1997. Prices received for export logs increased 1.3% to $636/MBF while sales volumes decreased 49.5% to 3.7 MMBF in the second quarter of 1998 from levels experienced in the same quarter of 1997. Decreases in sales volumes resulted from a shift toward selling logs in the domestic market as a result of weak Asian demand for logs. The volume of log exports is expected to remain relatively low, and possibly decrease further, as the Partnership gets higher value selling similar quality logs to domestic mills in log form or on the stump.

During the third and fourth quarters of 1998, the Partnership's new mill in Port Angeles, Washington will begin adding conversion margin to logs from the Olympic tree farm, effectively reducing the amount of logs and stumpage sold domestically and for export.

Sales from the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 35.1% of sales in the second quarter of 1998 compared to 26.1% in the second quarter of 1997. The increase is primarily a result of the acquisition of Alliance Lumber, which the Partnership began operating in
the first quarter of 1998.   The Partnership expects the wholesale operations
to continue to perform well as they have in the first half of the year, in spite of lagging lumber prices, as demand for housing remains strong.

The gain from property sales in the second quarter of 1998 was $4.6 million and was immaterial in the second quarter of 1997. The largest parcel sold in the second quarter of 1998 was a combination of non-strategic tracts from the October 1997 Trillium acquisition and previously owned tracts in northwest Washington. The Partnership will continue to sell or trade properties in both Oregon and northwest Washington as part of its strategy to reinvest the value of non-strategic timberlands.

By-product and other revenues accounted for 4.3% of sales in the second quarter of 1998, compared to 8.6% of sales in the same quarter of 1997. Residual wood chip prices increased 30.2% to $56 per bone dry unit ("BDU") in the second quarter of 1998 compared to $43/BDU in the second quarter of 1997. Paper mills are finding an adequate supply of wood chips as many paper mills have taken down time to keep their finished inventory from building. As a result, wood chip prices are expected to remain at current levels through the remainder of 1998.

Cost of sales as a percentage of sales increased to 83.7% in the second
quarter of 1998, compared to 81.1% in the same quarter of 1997.   The
increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements. In addition, the Partnership has increased its reserve for uncollectible accounts by $1.0 million in 1998.

Selling, general and administrative expenses increased $0.5 million to $7.5 million in the second quarter of 1998, compared to $7.0 million in the second quarter of 1997, reflecting the additional operations of Alliance Lumber. Selling, general and administrative expenses represented 4.4% of sales in the second quarter of 1998 and 5.6% of sales in the same quarter of 1997. The Partnership has been able to achieve operating efficiencies within its administrative functions as operations have increased.

Interest expense increased $3.6 million to $12.9 million in the second quarter of 1998, from $9.3 million in the same quarter of 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

RESULTS OF OPERATIONS (SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997)
Net sales during the six months ended June 30, 1998 increased 34.1% to $325.6 million, from $242.8 million in the same 1997 period. The $82.8 million increase was principally due to increased sales from the Partnership's wholesale operations, increased log and stumpage sales and increased timberland property sales, offset by a decrease in lumber sales from the Partnership's mills. The first quarter of 1998 was the first quarter which included the results of operations for the recently acquired Alliance Lumber division.

Lumber sales, excluding sales from the wholesale operation, represented 29.3% of sales in the 1998 period, compared to 43.5% of sales in the 1997 period. Average external prices received for lumber in the Oregon and Inland regions decreased 16.4% and 17.0%, respectively, to $582 per thousand board feet
(MBF) and $401/MBF, respectively, for the first six months of 1998 from prices received in the same period of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and began increasing slightly in the first and second quarters of 1998 as the U.S. millwork industry worked off existing inventory levels and seasonal demand increased. The average market price for low-grade industrial lumber products began to improve in the latter part of the second quarter. Price decreases in the Inland region are primarily due to a general decline in market conditions. The Company believes that this region may have seen the bottom of the price cycle as several mills closed during June and July on either a permanent or temporary
basis.   Prices for lumber products sold from the Partnership's studmill in
Marysville, Washington remained stable at $320/MBF in the first six months of 1998 compared to $319/MBF in the comparable period of 1997. The Partnership expects prices for lumber from this region to remain stable over most of the remainder of the year with possible modest increases toward the end of the fourth quarter.

External lumber sales volumes, excluding sales from the wholesale operation, increased 7.5% in the 1998 period to 199.7 MMBF, from 185.8 MMBF in the same period in 1997. Sales volumes of Oregon lumber increased 19.9% to 90.7 MMBF in the 1998 period from 75.7 MMBF in the 1997 period due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the Inland region decreased by 3.3% to 91.9 MMBF in the first half of 1998 compared to 95.1 MMBF in the first half of 1997. The Partnership expects sales volumes in the Inland region to remain relatively stable throughout the remainder of 1998. External lumber sales volume from the Marysville studmill increased 13.6% to 17.1 MMBF during the first half of 1998 compared to 15.1 MMBF in the first half of 1997 as a result of capital improvements made in 1997. Sales volumes from the Marysville studmill are also expected to remain relatively flat throughout the remainder of 1998.

Total log sales represented 24.0% of sales for the six months ended June 30, 1998, compared to 21.3% in the same period of 1997. Average external domestic prices received for logs sold from the Oregon tree farm increased 7.3% to $449/MBF over prices experienced in the 1997 period. Average external domestic prices received for logs sold, including stumpage sales, from the Inland, Hamilton and Olympic tree farms decreased 32.0%, 31.1% and 6.0%, respectively, to $328/MBF, $396/MBF and $436/MBF, respectively, from prices experienced during the 1997 period. Overall decreases in domestic log prices are primarily a result of decreases in the selling prices for lumber and a greater proportion of stumpage sales in the mix in the first and second quarters of 1998 compared to the first half of 1997. The overall price decrease was partially offset by increased sales of higher quality logs that previously had been sold for export. The Partnership expects average domestic prices to increase moderately in the third quarter as the stumpage sale component of the sales mix is reduced.

Domestic log sales volumes increased 117.1% in the 1998 six-month period to
170.9 MMBF, compared to 78.7 MMBF in the same 1997 period. The increases at each of the Partnership's tree farms are primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to the 1997 quarter.

Sales of logs to customers involved in exporting activities (included in total log sales above) were $3.6 million, or 1.1% of sales in the 1998 six-month period, compared to $10.3 million, or 4.2% of sales for the same period in 1997. Prices received for export logs decreased 7.3% to $610/MBF while sales volumes decreased 62.2% to 5.9 MMBF in the 1998 period from levels experienced in the 1997 period. Decreases in sales volumes resulted from a shift toward selling logs in the domestic market as a result of weak Asian demand for logs. The volume of log exports is expected to remain relatively low, and possibly decrease further, as the Partnership gets higher value selling similar quality logs to domestic mills in log form or on the stump.

Sales from the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $114.2 million, or 35.1% of sales in the first six months of 1998 compared to $58.6 million, or 24.1% of sales in the first six months of 1997. The increase is primarily a result of the acquisition of Alliance Lumber,
which the Partnership began operating in the first quarter of 1998.   The
Partnership expects the wholesale operations to continue to perform well as they have in the first half of the year, in spite of lagging lumber prices, as demand for housing remains strong.

The gain from property sales in the first half of 1998 was $8.3 million and was immaterial in the first half of 1997. Several parcels were sold in the first half of 1998, primarily from Oregon Eastside properties acquired from Cavenham in 1996 and from northwest Washington properties, primarily acquired with the Trillium acquisition. The Partnership will continue to sell or trade properties in both Oregon and northwest Washington as part of its strategy to reinvest the value of non-strategic timberlands.

By-product and other revenues, accounted for 4.2% of sales in the 1998 period, compared to 10.5% of sales in the 1997 period. Residual wood chip prices increased to $59 per bone dry unit ("BDU") in the first half of 1998 compared to $44/BDU in the first half of 1997. Paper mills are finding an adequate supply of wood chips as many paper mills have taken down time to keep their finished inventory from building. As a result, wood chip prices are expected to remain at current levels at least through the remainder of 1998.

Cost of sales as a percentage of sales increased to 83.2% for the six months ended June 30, 1998, compared to 80.7% in the 1997 period. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements. In addition, the Partnership has increased its reserve for uncollectible accounts by $1.0 million in 1998.

Selling, general and administrative expenses increased $0.9 million to $14.6 million in the six months ended June 30, 1998, from $13.7 million in the 1997 period. Selling, general and administrative expenses represented 4.5% of sales in the 1998 period and 5.6% of sales in the same period of 1997. The Partnership has been able to achieve operating efficiencies within its administrative functions as operations have increased.

Interest expense increased $7.1 million to $25.9 million in the first half of 1998, from $18.8 million in the same period of 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not utilize any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:
     EXHIBIT NO. AND DESCRIPTION
     10.1 Amendment No. 2 to $25,000,000, 9.60% Senior Notes due December 1, 2009, dated as of January 15, 1998. (1)
     10.2 Amendment No. 2 to $275,000,000, 9.78% Senior Notes due December 1, 2009, dated as of January 15, 1998. (1)
     10.3 Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998. (1)
     27   Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 14, 1998, and is hereby incorporated by reference.

(b) Reports on Form 8-K:
     On June 10, 1998, the Partnership filed a report on Form 8-K, dated June 9, 1998, under Item 5, Other Events and Item 7, Financial Statements and Exhibits, related to the filing of audited financial statements for Crown Pacific Ltd. and Crown Pacific Management Limited Partnership.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 10, 1998                 CROWN PACIFIC PARTNERS, L.P.

                                        By:  Crown Pacific Management Limited
                                             Partnership, as General Partner


                                        By:  Richard D. Snyder
                                             ----------------------------------
                                             Richard D. Snyder
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial and Accounting
                                             Officer)