Form 10-Q
period 1998-09-30
CROWN PACIFIC PARTNERS L P
filed 1998-11-16
CIK 930735

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                             -------------------------

                                     FORM 10-Q

                             -------------------------

        (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998
                                         OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

                           Commission file number 0-24976

                             -------------------------

                            CROWN PACIFIC PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                      93-1161833
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                        Identification No.)

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

                         Yes  X                   No
                            -----                     ------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            COMMON UNITS                            27,314,277
              (Class)                   (Outstanding at November 6, 1998)

                          CROWN PACIFIC PARTNERS, L.P.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1. Financial Statements
        Consolidated Statement of Income - Three Month Periods Ended
        September 30, 1998 and 1997                                         2

        Consolidated Statement of Income - Nine Month Periods Ended
        September 30, 1998 and 1997                                         3

        Consolidated Balance Sheet -September 30, 1998 and December         4
        31, 1997

        Consolidated Statement of Cash Flows - Nine Months Ended
        September 30, 1998 and 1997                                         5

        Notes to Consolidated Financial Statements                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8

Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signature                                                                  17

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CROWN PACIFIC PARTNERS, L.P.

                    CONSOLIDATED STATEMENT OF INCOME
             (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                             (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        1998            1997
                                                                    -----------     -----------
Revenues.........................................................    $  171,765      $  121,274

Operating costs:
  Cost of products sold..........................................       144,749          99,474
  Selling, general and administrative expenses ..................         7,218           5,194
                                                                    -----------     -----------
Operating income.................................................        19,798          16,606
Interest expense.................................................        12,895           9,410
Amortization of debt issuance costs..............................           198             185
Other (income) expense, net......................................           (46)            245
                                                                    -----------     -----------
Net income.......................................................   $     6,751     $     6,766
                                                                    -----------     -----------
                                                                    -----------     -----------
Net income per unit..............................................   $      0.25     $      0.25
                                                                    -----------     -----------
                                                                    -----------     -----------
Weighted average units outstanding...............................    27,314,277      27,104,277
                                                                    -----------     -----------
                                                                    -----------     -----------

           See accompanying Notes to Consolidated Financial Statements.

                          CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                 (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           1998             1997
                                                                       -----------     -----------
Revenues.........................................................      $  497,385      $   364,092

Operating costs:
  Cost of products sold..........................................         415,680          295,398
  Selling, general and administrative expenses...................          21,806           18,897
                                                                       -----------     -----------
Operating income.................................................          59,899           49,797

Interest expense.................................................          38,813           28,194
Amortization of debt issuance costs..............................             630              550
Other (income) expense, net......................................            (714)             220
                                                                       -----------     -----------
Net income.......................................................      $    21,170     $    20,833
                                                                       -----------     -----------
                                                                       -----------     -----------
Net income per unit..............................................      $      0.77     $      0.76
                                                                       -----------     -----------
                                                                       -----------     -----------
Weighted average units outstanding...............................       27,314,277      27,104,277
                                                                       -----------     -----------
                                                                       -----------     -----------

           See accompanying Notes to Consolidated Financial Statements.

                         CROWN PACIFIC PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT UNIT DATA)

                                   ASSETS



                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   1998          1997
                                                                               -------------  ------------
                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents..................................................    $ 15,737      $ 22,384
  Accounts receivable........................................................      84,972        50,523
  Notes receivable...........................................................       7,359         4,063
  Inventories................................................................      43,470        44,914
  Deposits on timber cutting contracts.......................................       5,543         6,656
  Prepaid and other current assets...........................................       3,865         2,421
                                                                               -------------  ------------
     Total current assets....................................................     160,946       130,961
Property, plant and equipment, net of accumulated depreciation
   of $28,135 and $22,916....................................................      48,170        47,325
Timber, timberlands and roads, net...........................................     601,081       645,641
Intangible assets, net of accumulated amortization
   of $205 and $61...........................................................      17,494         1,778
Other assets.................................................................      23,569        13,439
                                                                               -------------  ------------
     Total assets............................................................    $851,260      $839,144
                                                                               -------------  ---------
                                                                               -------------  ---------

                                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable..............................................................    $ 20,000      $  9,000
  Accounts payable...........................................................      18,273        14,626
  Accrued expenses...........................................................      20,466        25,007
  Accrued interest...........................................................      12,485         6,144
  Current portion of long-term debt..........................................          46         1,000
                                                                               -------------  ------------
     Total current liabilities...............................................      71,270        55,777
Long-term debt...............................................................     591,030       574,500
Other non-current liabilities................................................         624           628
                                                                               -------------  ------------
                                                                                  662,924       630,905
                                                                               -------------  ------------
Commitments and contingent liabilities

Partners' capital:
    General partners.........................................................       1,591         2,093
    Limited partners (27,314,277 and 27,104,277 units
     outstanding at September 30, 1998 and December 31, 1997,
     respectively)...........................................................     186,745       206,146
                                                                               -------------  ------------
      Total partners' capital................................................     188,336       208,239
                                                                               -------------  ------------
      Total liabilities and partners' capital................................    $851,260      $839,144
                                                                               -------------  ------------
                                                                               -------------  ------------

           See accompanying Notes to Consolidated Financial Statements.

                          CROWN PACIFIC PARTNERS, L.P.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1998           1997
                                                                         ---------      --------
Cash flows from operating activities:
  Net income.........................................................    $  21,170      $ 20,833
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization.......................       55,137        32,544
      Gain on sale of property.......................................       (8,272)       (1,146)
      Other..........................................................          309          (134)
  Net change in current assets and current
    liabilities:
      Accounts and notes receivable..................................      (34,873)        4,396
      Inventories....................................................        7,376       (12,570)
      Deposits on timber cutting contracts...........................        1,113        (1,643)
      Prepaid and other current assets...............................       (1,505)          194
      Accounts payable and accrued expenses..........................        2,764        16,102
                                                                         ---------      --------
Net cash provided by operating activities............................       43,219        58,576
                                                                         ---------      --------
Cash flows from investing activities:
  Additions to timberlands...........................................      (11,480)      (19,036)
  Additions to timber cutting rights.................................       (8,081)       (4,628)
  Additions to equipment.............................................       (5,016)       (8,362)
  Proceeds from sales of property....................................       14,011         1,990
  Principal payments received on notes...............................        5,849         6,141
  Purchase of a business.............................................      (15,413)            -
  Other investing activities.........................................          (82)           53
                                                                         ---------      --------
Net cash used in investing activities................................      (20,212)      (23,842)
                                                                         ---------      --------
Cash flows from financing activities:
  Net increase (decrease) in short-term borrowings...................       11,000        (7,500)
  Proceeds from issuance of long-term debt...........................      183,239        16,500

  Repayments of long-term debt.......................................     (177,286)       (1,000)
  Proceeds from sale of partnership interests........................            1             -
  Contributions of capital...........................................           50             -
  Distributions to partners..........................................      (45,882)      (44,251)
  Debt and equity issuance costs.....................................         (697)         (131)
  Other financing activities.........................................          (79)         (152)
                                                                         ---------      --------
Net cash used in financing activities................................      (29,654)      (36,534)
                                                                         ---------      --------
Net decrease in cash and cash equivalents............................       (6,647)       (1,800)
Cash and cash equivalents at beginning of............................       22,384        16,818
                                                                         ---------      --------
Cash and cash equivalents at end of..................................    $  15,737      $ 15,018
                                                                         ---------      --------
                                                                         ---------      --------

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1997 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of common and subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $68 for the three months ended September 30, 1998 and 1997, respectively, and $212 and $208 for the nine months ended September 30, 1998 and 1997, respectively. Adoption of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), in 1997 had an immaterial effect on the Partnership. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both subordinated and common units.

NOTE 2: INVENTORIES
Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:


                        September 30, 1998       December 31, 1997
                        ------------------       -----------------
 Finished goods              $20,105                  $13,054
 Logs                         20,265                   29,720
 Supplies and other            2,134                    1,224
 LIFO reserve                    966                      916
                             -------                  -------
   Total                     $43,470                  $44,914
                             -------                  -------
                             -------                  -------

NOTE 3: TIMBER, TIMBERLANDS AND ROADS
In the first quarter of 1998, the Partnership performed its annual update of its timber inventory system, resulting in an increase in depletion costs for the first nine months of 1998 of approximately $6.3 million, or $0.23 per unit, with no impact on cash flow.

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     1998               1997
                                                   -------            -------
 Cash paid during the period for interest          $32,780            $22,325
 Property acquired through debt                          -              8,938

NOTE 5: ACQUISITION OF ALLIANCE WHOLESALE LUMBER, INC.
In January 1998, the Partnership completed its acquisition of Alliance Wholesale Lumber, Inc. ("Alliance Lumber") of Phoenix, Arizona. Alliance Lumber operates three contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $29.5 million, consisting of $15.0 million in cash, $5.0 million in the Partnership's Common Units and the assumption of $9.5 million of existing debt. The acquisition was accounted for as a purchase and the results of Alliance Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $15.9 million, which is being amortized over 40 years. The pro forma financial results for the nine months ended September 30, 1997 had the Partnership acquired Alliance Lumber on January 1, 1997 are as follows:


 Nine months ended September 30, 1997
 ------------------------------------
 Revenue                        $434,600
 Net income                       22,300
 Net income per unit                0.81

NOTE 6: DISTRIBUTIONS
In both the first and second quarters of 1998, the Board of Control of the Managing General Partner authorized the Partnership to make distributions of $0.551 per unit. The distributions in each quarter totaled $15.4 million (including $0.3 million to the General Partners) and were paid on May 15, 1998 and August 14, 1998.

NOTE 7: SUBSEQUENT EVENTS
On October 20, 1998, the Board of Control authorized the Partnership to make a distribution of $0.551 per unit. The total distribution will be $15.4 million (including $0.3 million to the General Partners) and will be paid on November 13, 1998 to unitholders of record on November 4, 1998.

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

FORWARD-LOOKING STATEMENTS
Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding the Partnership's expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. The Partnership's business and prospects are subject to a number of risks, including the volatility of global timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations - as well as the substantial capital expenditures required to supply its operations.

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

FINANCIAL CONDITION
The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Cash provided by operating activities was $43.2 million and $58.6 million for the nine-month periods ended September 30, 1998 and 1997, respectively. Accounts and notes receivable increased $34.9 million during the nine month period ended September 30, 1998 primarily due to increases in stumpage sales and sales from the wholesale operations, offset in part by a $1.5 million increase in the reserve for uncollectible accounts. The Partnership mitigates its risk on trade and notes receivable through control procedures to monitor the credit worthiness of customers. The Partnership may additionally mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests. Working capital increased to $89.7 million at September 30, 1998 compared to $75.2 million at December 31, 1997.

Net cash used in investing activities of $20.2 million for the nine month period ended September 30, 1998 resulted from the acquisition of Alliance Lumber and additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from sales of properties and principal payments received on notes receivable.

Net cash used by financing activities of $29.7 million for the nine month period ended September 30, 1998 resulted primarily from distributions to partners of $45.9 million, offset by $6.0 million of net proceeds from long-term debt and $11.0 million of net short-term borrowings.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, excluding purchases of timber and timberlands, acquisitions of businesses and any costs incurred in connection with new mills, are expected to be approximately $16.0 million in 1998, $12.6 million of which has already been incurred. The Managing General Partner expects that capital expenditures will be funded by property sales, cash generated from operations, current funds and/or bank borrowings. The Partnership has constructed new sawmills in Port Angeles, Washington and Bonners Ferry, Idaho. The two new mills will be financed using operating leases and are expected to be running on a two shift basis by the end of the fourth quarter of 1998. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 8.25% at September 30, 1998, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At September 30, 1998, the Partnership had $20.0 million outstanding under this facility, which has subsequently been repaid.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured, bears a floating rate of interest, 6.875% at September 30, 1998, and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. Borrowings against this facility were $52.5 million at September 30, 1998.

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

The Partnership's 9.78%, 9.60% and 8.17% senior notes, issued in 1994, 1995 and 1996, respectively, are unsecured and require semi-annual interest payments through 2013. These senior notes, with aggregate $391 principal amount, require the Partnership to make an aggregate annual principal payment of $37.5 million on December 1, 2002, and principal payments in various amounts from December 1, 2003 through 2013.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at September 30, 1998.

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997)
Net revenues during the third quarter ended September 30, 1998 increased
41.6% to $171.8 million, from $121.3 million in the same quarter in 1997.
The $50.5 million increase was principally due to increased revenue from the Partnership's wholesale operations, increased log and stumpage sales and increased timberland property sales, offset by a decrease in revenue from lumber sales from the Partnership's mills. The first quarter of 1998 was the first quarter that included the results of operations for the recently acquired Alliance Lumber division.

Revenue from lumber sales, excluding sales from the wholesale operation, represented 26.4% of revenue in the third quarter of 1998, compared to 40.8% of revenue in the same quarter of 1997. Average external prices received for lumber in the Oregon region increased 5.7% to $617 per thousand board feet
(MBF) for the third quarter of 1998 from prices received in the same quarter of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and have increased in the first three quarters of 1998 as the U.S. millwork industry worked off existing inventory levels, seasonal demand increased and the Partnership shifted to the production and sale of high-grade Ponderosa pine during the early part of the third quarter. Prices for lumber products sold from the Washington and Inland regions decreased 6.2% and 17.8%, respectively, to $305/MBF and $383/MBF, respectively, in the third quarter of 1998 compared to $325/MBF and $466/MBF, respectively, in the comparable quarter of 1997. Price decreases in the Washington region are primarily a result of a general decline in market conditions for construction studs, partially offset by a shift to select structural grades, which are preferred for weather-resistance treatment and demand a market premium over construction grades. The Partnership expects prices for lumber from this region to remain stable over the remainder of the year. Price decreases in the Inland region are primarily due to a general decline in lumber prices, partially offset by a shift from dimension lumber toward specialty products like Machine Stress Rated ("MSR") and lamstock during the third quarter of 1998. In general, specialty products sell at a premium of $50 to $100/MBF over construction grade lumber. The new MSR machine in Bonners Ferry was in operation for most of the third quarter of 1998. The Partnership expects prices in the Inland region to remain flat or decline slightly during the fourth quarter of 1998.

External lumber sales volumes, excluding sales from the wholesale operation, decreased 1.7% in the third quarter of 1998 to 94.6 million board feet
(MMBF), compared to 96.3 MMBF in the same period of 1997. External lumber sales volumes of Oregon lumber increased 2.5% to 42.3 MMBF in the 1998 quarter compared to 41.3 MMBF in the 1997 quarter due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the Inland region decreased by 5.3% to 44.4 MMBF in the third quarter of 1998 compared to 46.9 MMBF in the third quarter of 1997 due to the one month curtailment at the Bonners/Colburn complex at the end of the second quarter of 1998. External lumber sales volume from the Washington region decreased 2.3% to 7.9 MMBF during the third quarter of 1998 compared to 8.1 MMBF in the third quarter of 1997 primarily as a result of a shift to higher grade products. Sales volumes from the Washington region are expected to increase slightly in the fourth quarter of 1998 as the initial production from the Port Angeles studmill is sold.

Revenue from log sales represented 25.1% of revenue in the third quarter of 1998, compared to 25.2% in the same quarter of 1997. Average external domestic prices received for logs sold, including stumpage sales, from the Oregon tree farm increased 30.1% to $502/MBF over prices experienced in the comparable quarter of 1997. Average external domestic prices received for logs, including stumpage sales, sold from the Olympic, Inland and Hamilton tree farms decreased 13.7%, 1.0% and 17.8%, respectively, to $397/MBF, $413/MBF and $355/MBF, respectively, from prices experienced during the comparable quarter of 1997. Price increases at the Oregon tree farm are primarily a result of a species mix shift toward higher price ponderosa pine.
 The decreases from the other tree farms are primarily a result of a general decline in domestic log prices commensurate with lumber price declines and a significantly smaller amount of stumpage sales in the mix in the 1997 quarter.

Domestic log sales volumes, including stumpage sales, increased 42.2% in the third quarter of 1998 to 86.8 MMBF, compared to 61.0 MMBF in the same quarter of 1997. The increases are primarily a result of significant stumpage sales during the third quarter of 1998 in order to take advantage of favorable log market conditions in the Oregon region. Log sales volumes are expected to be significantly lower in the fourth quarter of 1998 due to a reduction in the fee harvest and the start-up of the new mill in Port Angeles, Washington, which will begin adding conversion margin to logs from the Olympic tree farm, effectively reducing the amount of logs and stumpage sold domestically and for export.

Revenue from sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $2.6 million, or 1.5% of revenue in the third quarter of 1998, compared to $2.7 million, or 2.2% of revenue for the same quarter in 1997. Prices received for export logs decreased 16.5% to $565/MBF while sales volumes increased 16.7% to 4.6 MMBF in the third quarter of 1998 from levels experienced in the same quarter of 1997. Increases in sales volumes resulted from a small increase in Asian markets as they replenish low inventories. The volume of log exports is expected to increase slightly in the fourth quarter as the Asian markets continue to replenish low inventories.

Revenue from sales at the Partnership's wholesale operations, consisting of lumber and other wood products, most of which were not manufactured by the Partnership, were $77.2 million or 44.9% of revenue in the third quarter of 1998, compared to $33.8 million or 27.9% of revenue in the third quarter of 1997. The increase is primarily a result of the acquisition of Alliance Lumber, which the Partnership began operating in the first quarter of 1998. The Partnership expects the wholesale operations to continue to perform well, in spite of lagging lumber prices, as demand for housing remains strong.

By-product and other revenues accounted for 1.6% of revenue in the third quarter of 1998, compared to 2.8% of revenue in the same quarter of 1997. Residual wood chip prices increased 10.6% to $52 per bone dry unit ("BDU") in the third quarter of 1998 compared to $47/BDU in the third quarter of 1997.

Cost of sales as a percentage of revenue increased slightly to 84.3% in the third quarter of 1998, compared to 82.0% in the same quarter of 1997. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements. In addition, the

Partnership has increased its reserve for uncollectible accounts by $1.5 million in 1998, with $0.5 million of this increase occurring during the third quarter. The increase in the reserve for uncollectible accounts is to cover an expected loss on the collection of a particular note receivable.

Selling, general and administrative expenses increased $2.0 million to $7.2 million in the third quarter of 1998, compared to $5.2 million in the third quarter in 1997. Selling, general and administrative expenses represented 4.2% of revenue in the third quarter of 1998 and 4.3% of revenue in the same quarter of 1997.

Interest expense increased $3.5 million to $12.9 million in the third quarter of 1998, from $9.4 million in the same quarter in 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

RESULTS OF OPERATIONS (NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997)
Net revenues during the nine months ended September 30, 1998 increased 36.6% to $497.4 million, from $364.1 million in the same 1997 period. The $133.3 million increase was principally due to increased revenue from the Partnership's wholesale operations, increased log and stumpage revenue and increased timberland property sales, offset by a decrease in revenue from lumber sales from the Partnership's mills. The first quarter of 1998 was the first quarter that included the results of operations for the recently acquired Alliance Lumber division.

Revenue from lumber sales, excluding sales from the wholesale operation, represented 28.3% of revenue in the 1998 period, compared to 42.6% of revenue in the 1997 period. Average external prices received for lumber in the Oregon and Inland regions decreased 9.6% and 17.2%, respectively, to $593 per thousand board feet (MBF) and $395/MBF, respectively, for the first nine months of 1998 from prices received in the same period of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and have increased in the first three quarters of 1998 as the U.S. millwork industry worked off existing inventory levels and seasonal demand increased. In addition, in the third quarter of 1998, the Partnership had a shift in its production and sales mix to a higher grade Ponderosa pine. Price decreases in the Inland region are primarily due to a general decline in market conditions, partially offset by a shift from dimension lumber toward specialty products like Machine Stress Rated ("MSR") and lamstock during the third quarter of 1998. Prices in the Inland region are expected to remain relatively flat during the fourth quarter of 1998 compared to the third
quarter of 1998.   Prices for lumber products sold from the Washington region decreased 1.9% to $315/MBF in the first nine months of 1998 compared to $321/MBF in the comparable period of 1997, primarily due to a decline in general market conditions for construction studs, partially offset by a shift to select structural grades. The Partnership expects prices for lumber from this region to remain stable over the remainder of the year.

External lumber sales volumes, excluding sales from the wholesale operation, increased 4.4% in the 1998 period to 294.4 MMBF, from 282.1 MMBF in the same period in 1997. Sales volumes of Oregon lumber increased 13.8% to 133.0 MMBF in the 1998 period from 116.9 MMBF in the 1997 period due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the

Inland region decreased by 4.0% to 136.4 MMBF in the first nine months of 1998 compared to 142.0 MMBF in the first nine months of 1997. External lumber sales volume from the Washington region increased 8.0% to 25.0 MMBF during the first nine months of 1998 compared to 23.2 MMBF in the first nine months of 1997 as a result of capital improvements made in 1997. Sales volumes are expected to remain relatively flat throughout the remainder of 1998.

Revenue from log sales represented 24.4% of revenue for the nine months ended September 30, 1998, compared to 22.6% in the same period of 1997. Average external domestic prices received for logs sold from the Oregon tree farm increased 19.5% to $475/MBF over prices experienced in the 1997 period. The increase is primarily a result of a species mix shift toward higher price ponderosa pine. Average external domestic prices received for logs sold, including stumpage sales, from the Inland, Hamilton and Olympic tree farms decreased 23.4%, 27.6% and 8.1%, respectively, to $343/MBF, $381/MBF and $426/MBF, respectively, from prices experienced during the 1997 period. Overall decreases in domestic log prices are primarily a result of decreases in the selling prices for lumber and a greater proportion of stumpage sales in the mix in the first three quarters of 1998 compared to the comparable 1997 period. The overall price decrease was partially offset by increased sales of higher quality logs that previously had been sold for export. The Partnership expects average domestic prices to remain relatively flat during the fourth quarter of 1998.

Domestic log sales volumes increased 84.4% in the 1998 nine-month period to
257.7 MMBF, compared to 139.8 MMBF in the comparable 1997 period. The increases at each of the Partnership's tree farms are primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to the 1997 period. Log sales volumes are expected to decrease in the fourth quarter of 1998 due to a reduction in the fee harvest and the start-up of the new mill in Port Angeles, Washington, which will begin adding conversion margin to logs from the Olympic tree farm, effectively reducing the amount of logs and stumpage sold domestically and for export.

Revenue from sales of logs to customers involved in exporting activities (included in total log sales above) were $6.2 million, or 1.3% of sales in the 1998 nine-month period, compared to $13.0 million, or 3.6% of sales for the same period in 1997. Prices received for export logs decreased 10.8% to $590/MBF while sales volumes decreased 46.2% to 10.5 MMBF in the 1998 period from levels experienced in the 1997 period. Decreases in sales volumes resulted from a shift toward selling logs in the domestic market as a result of weak Asian demand for logs.

Revenues from sales at the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $191.4 million, or 38.5% of revenue in the first nine months of 1998 compared to $92.4 million, or 25.4% of revenue in the first nine months of 1997. The increase is primarily a result of the acquisition of Alliance Lumber, which the Partnership began operating in the
first quarter of 1998.   The Partnership expects the wholesale operations to
continue to perform well, as they have in the first nine months of the year, in spite of lagging lumber prices, as demand for housing remains strong.

The gain from property sales in the first nine months of 1998 was $8.0 million and was immaterial in the first nine months of 1997. Several parcels were sold in the first half of 1998, primarily from Oregon Eastside properties acquired from Cavenham in 1996 and from northwest Washington properties, primarily acquired with the Trillium acquisition. The Partnership will continue to sell or trade tree farm properties as part of its strategy to reinvest the value of non-strategic timberlands.

By-product and other revenues, accounted for 2.0% of revenue in the 1998 period, compared to 2.5% of revenue in the 1997 period. Residual wood chip prices increased to $57 per bone dry unit ("BDU") in the first nine months of 1998 compared to $45/BDU in the first nine months of 1997. Prices for residual wood chips are expected to increase in the fourth quarter, as production and the benefit of favorable chip contracts at the Port Angeles and Bonners Ferry mills get underway.

Cost of sales as a percentage of revenue increased slightly to 83.6% in the nine months ended September 30, 1998, compared to 81.1% in the 1997 period. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements. In addition, the Partnership has increased its reserve for uncollectible accounts by $1.5 million in 1998. The increase in the reserve for uncollectible accounts is to cover an expected loss on the collection of a particular note receivable.

Selling, general and administrative expenses increased $2.9 million to $21.8 million in the nine months ended September 30, 1998, from $18.9 million in the 1997 period. Selling, general and administrative expenses represented 4.4% of revenue in the 1998 period and 5.2% of revenue in the same period of 1997. The Partnership has been able to achieve operating efficiencies within its administrative functions as operations have increased.

Interest expense increased $10.6 million to $38.8 million in the first nine months of 1998, from $28.2 million in the same period of 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

YEAR 2000

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Partnership has established a plan to address the Year 2000 issue which consists of the following phases:

1. Identification and assessment of all software and hardware Partnership-wide
2. Modification or replacement of equipment and software
3. Final testing to insure that all systems are Year 2000 compliant.

For implementation of its Year 2000 Plan, the Partnership has divided its computer systems and equipment in the following categories:

1. Operating systems and data servers.
2. Business and financial reporting systems at all locations.
3. Personal computers and peripheral equipment at all locations.
4. Communication and other facility support systems.
5. Manufacturing systems at all conversion facilities.

The Partnership has substantially completed its identification and assessment of all operating systems and data servers, business and financial reporting systems, personal computer and peripheral equipment and communication and other facility support systems. The majority of all business and financial reporting systems will be replaced with third-party Year 2000 compliant software by March 31, 1999. All other non-manufacturing systems, have been or are in the process of being modified for Year 2000. The identification and assessment of manufacturing systems will be complete by March 31, 1999. Necessary modification of manufacturing systems is anticipated to be completed by June 30, 1999. Testing of all systems is scheduled to be completed by September 30, 1999.

In addition, the Partnership has identified and is in the process of surveying its critical customers and vendors with respect to their progress on Year 2000 issues. This is expected to be completed by March 31, 1999.

As the Partnership has not completed phase I for all systems, it is unable to estimate the incremental cost related to Year 2000. However, the total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Partnership's financial position.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's results of operations, liquidity or financial condition. The Year 2000 Plan in expected to significantly reduce the Partnership's level of uncertainty about the Year 2000 problem. The Partnership believes that, with the implementation of new business systems and completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. Currently, the Partnership does not have a contingency plan.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing The Plan include the availability of resources, the Partnership's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Year 2000 compliance.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not utilize any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

     EXHIBIT NO. AND DESCRIPTION
     ---------------------------
     10.1   Amendment No. 2 to $25,000,000, 9.60% Senior Notes due December 1,
            2009, dated as of January 15, 1998. (1)
     10.2   Amendment No. 2 to $275,000,000, 9.78% Senior Notes due December 1,
            2009, dated as of January 15, 1998. (1)
     10.3   Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D,
            due 2006-2013, dated as of January 15, 1998. (1)
     10.4   Amendment No. 1 effective as of January 1, 1998 to Employment
            Agreement for Peter W. Stott dated December 22, 1994.
     10.5   Amendment No. 1 effective as of January 1, 1998 to Employment
            Agreement for Roger L. Krage dated December 22, 1994.
     27     Financial Data Schedule

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 14, 1998, and is hereby incorporated by reference.

(b) Reports on Form 8-K:
     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 1998                CROWN PACIFIC PARTNERS, L.P.

                                      By: Crown Pacific Management Limited
                                          Partnership, as General Partner


                                      By: /s/ Richard D. Snyder
                                          --------------------------------
                                      Richard D. Snyder
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)