Form 10-K405
period 1998-12-31
CROWN PACIFIC PARTNERS L P
filed 1999-03-31
CIK 930735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                              --------------------
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1998
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                              --------------------
                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

The aggregate market value of the voting Units of the Registrant held by non-affiliates of the Registrant was $605,003,580 as of February 26, 1999 based upon the last sales price as reported by the New York Stock Exchange.

As of February 26, 1999 there were 26,990,176 Common Units and 2,886,544 Subordinated Units outstanding.

                  ---------------------------------------------
                       Documents Incorporated by Reference
                                      NONE.

                          CROWN PACIFIC PARTNERS, L.P.
                         1998 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS


                                    PART I





                                                                          Page
                                                                          ----
Item 1.         Business                                                      2

Item 2.         Properties                                                   18

Item 3.         Legal Proceedings                                            19

Item 4.         Submission of Matters to a Vote of Security Holders          19

                                    PART II

Item 5.         Market for Registrant's Common Equity and
                Related Unitholder Matters                                   20

Item 6.         Selected Financial Data                                      21

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          23

Item 7A.        Quantitative and Qualitative Disclosures
                About Market Risk                                            33

Item 8.         Financial Statements and Supplementary Data                  33

Item 9.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                          33

                                    PART III

Item 10.        Directors and Executive Officers of the
                Managing General Partner                                     33

Item 11.        Executive Compensation                                       36

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                               40

Item 13.        Certain Relationships and Related Transactions               42

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and                  42
                Reports on Form 8-K

Signatures                                                                   46

                                       1

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

Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), which is the Special General Partner of the Partnership, and the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 9.08% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner, but Unitholders have voting rights for certain issues as described in the Partnership Agreement.

For a discussion of the Partnership's timberlands, see "Business-Timberlands" and "Business-Timberland Management." For a discussion of the Partnership's manufacturing facilities see "Properties - Manufacturing Facilities."

The Partnership has pursued a plan of growth through strategic acquisitions of timberlands and other assets since its inception. The following table summarizes the significant acquisitions, net of asset resales, during the Partnership's history:



                            Acquisition                                        Date              Consideration

--------------------------------------------------------------------    -------------------    ------------------
Central Oregon timberlands                                              April 1988             $35.6 million
Prineville, Oregon sawmill                                              November 1988          $6.3 million
Hamilton timberlands                                                    July 1989              $237.8 million
Central Oregon timberlands and Gilchrist, Oregon sawmill                October 1991           $131.5 million
Central Oregon timberlands                                              June 1992              $8.8 million
Eastern Washington timberlands                                          December 1992          $10.1 million
Redmond, Oregon plywood and remanufacturing facilities                  September 1993         $29.4 million
Inland Region timberlands and sawmills                                  October 1993           $238.0 million
Western Washington, Tract 17 timberlands                                July 1995              $18.0 million
Olympic timberlands and Eastside timberlands                            May 1996               $205.0 million
Bellingham, Washington timberlands                                      October 1997           $153.0 million
Phoenix, Arizona Contractor Service Yards                               January 1998           $29.5 million

                                       2

RECENT ACQUISITIONS

In January 1998, the Partnership acquired Alliance Wholesale Lumber, Inc. ("Alliance") for $29.5 million. Alliance operates three contractor service yards in the Phoenix, Arizona area, which provide a variety of wood products to residential and commercial contractors.

In March 1999, the Partnership acquired Desert Lumber, Inc. and Reno Lumber Services, Inc. ("Desert") for $24 million. Desert operates contractor service yards in Las Vegas and Reno, Nevada.

TIMBERLANDS

The Partnership owns or controls approximately 764,000 acres of timberlands, which contain a total merchantable timber inventory of approximately 4.6 billion board feet, located in Oregon, Washington, Idaho and Montana.

The following table summarizes the estimated volume and acreage of the Partnership's timberlands:

                                        Volume
             Timberlands                (MMBF)           Acreage

-----------------------------------   ------------    -------------
Oregon Timberlands                      1,000           338,000
Washington Timberlands                  2,052           222,000
Inland Timberlands                      1,551           204,000
                                      ------------    ------------
                                        4,603           764,000
                                      ------------    ------------
                                      ------------    ------------

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

The timberlands are comprised principally of mature stands, with over 75% of the Partnership's merchantable timber older than 50 years.

The Partnership's substantial timber resources reduce its reliance on third-party log sources to supply its manufacturing facilities, which the Partnership believes gives it a significant competitive advantage over lumber manufacturers without a supply of fee timber. During 1998, 1997 and 1996, Crown Pacific's timberlands provided the Oregon manufacturing facilities with 40%, 42% and 54%, respectively, and the Inland manufacturing facilities with 48%, 63% and 47%, respectively, of their log requirements.

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

Although the majority of Crown Pacific's timberlands regenerate naturally due to selective harvesting practices, the Partnership is engaged in active reforestation programs that generally exceed reforestation requirements applicable to the timberlands. These programs are designed to promote better health and growth rates and facilitate greater future harvest flexibility. Active reforestation is practiced primarily in the Washington timberlands due to the Partnership's even aged forestry management in that region, an approach made necessary by the difficult logging conditions and uniform ages and species of trees harvested. The Partnership maintains a 40 acre seed orchard on Whidbey Island in Washington to support these programs.

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

PRODUCTS, COMPETITION AND SEASONALITY

Most of the timber harvested by Crown Pacific is utilized by its manufacturing facilities for the production of lumber. The remainder, primarily from the Washington timberlands, is sold in third party domestic and export log markets. The Partnership's markets are highly competitive with respect to price, quality of products, distribution and other factors. Crown Pacific expects its products to experience increasing competition from engineered wood products and other substitute products. No customer accounted for 10% or more of total revenues during 1998, 1997 or 1996.

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

Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites. Export log sales are affected by variations in inventory, both domestically and in the countries where such logs are sold, as well as by weather conditions. Total third party log sales, including stumpage sales, were 23.5% of revenues for the year ended December 31, 1998.

LUMBER

Crown Pacific produces an array of lumber products at its six mills in Oregon, Idaho and Washington (see Item 2. Properties). The Partnership's two Oregon facilities produce shop-grade lumber products primarily for industrial remanufacturers who produce doors, windows and other specialty products. Products produced at the Oregon facilities generally command premium prices due to the higher quality timber in that region.

The Partnership's two facilities in Idaho produce 1" boards and 2" dimension commodity-grade lumber for various construction applications, including stud walls, roof trusses and joists, decking, laminated beams and remanufactured items.

Crown Pacific's two Washington facilities produce commodity-grade studs for the construction industry.

External lumber sales, excluding sales of lumber products through the Partnership's wholesale division, were 28.3% of revenues for the year ended December 31, 1998.

The Partnership completed construction of two new small-log mills in late 1998; one that replaced a mill at Bonners Ferry, Idaho and a new mill at Port Angeles, Washington. The new mills expand the Partnership's annual lumber production capacity by more than 25% to more than 570 million board feet.

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

WHOLESALE PRODUCTS

In September 1996, the Partnership acquired substantially all of the assets of a company located in Eugene, Oregon, which operates as a trader and wholesaler of lumber and other wood products. In January 1998, the Partnership acquired Alliance Wholesale Lumber, Inc., an operator of three contractor supply yards in the Phoenix area. Many of the products sold from the wholesale operation are manufactured by the Partnership; however, a substantial amount of the sales are products manufactured by other parties. During the year ended December 31, 1998, external sales from the wholesale operation were approximately 39.5% of total revenues. The wholesale operation generates lower margins than the other parts of the Partnership's business. Crown Pacific competes in the wholesale sales market with other wholesale companies and forest products companies.

CHIPS AND BY-PRODUCTS

All of Crown Pacific's manufacturing facilities produce wood chips and other by-products during their conversion processes. Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in the Partnership's manufacturing facilities. Sales of chips and other by-products were 1.8% of revenues in 1998.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal authorities (see "-Federal and State Regulation"). Reductions in timber supply have resulted in a number of regional mill closures, including some by the Partnership and its predecessor entities during the past several years. Crown Pacific believes that these supply reductions will continue and give the Partnership a competitive advantage over many smaller forest products companies due to the ability of the Partnership to supply its manufacturing facilities with timber harvested from its timberlands.

For the year ended December 31, 1998, logs from Crown Pacific's timberlands represented 68.6% of all logs used in the Partnership's manufacturing facilities or sold to third parties, compared to 65.1% in 1997 and 60.9% in 1996. Crown Pacific supplements logs from its timberlands with logs purchased from third parties, including private landowners, the states of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in its manufacturing facilities. The Partnership expects its domestic sources, excluding federal timber, to remain fairly stable. Reductions in federal timber supplies have increased demand and pricing for privately owned timber. As of December 31, 1998, Crown Pacific had approximately 93 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next two years.

In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes. The Partnership believes that the agreement has had the effect of limiting the amount of lumber imported from Canada. The impact of the agreement on the Partnership's business is difficult to determine, although the Partnership believes that the agreement has generally benefited its sawmills.

FEDERAL AND STATE REGULATION

GENERAL

Crown Pacific's operations are subject to numerous federal, state and local laws and regulations, including those relating to its Timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations. Although the Managing General Partner believes that the Partnership is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties, and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from Crown Pacific's operations. Crown Pacific maintains appropriate compliance programs and periodically conducts internal regulatory reviews of its manufacturing facilities to monitor compliance with such laws and regulations. In addition, due diligence with respect to environmental compliance was conducted in connection with the acquisition of the various manufacturing facilities and timberlands. The manufacturing facilities have been, and may in the future be, the subject of compliance or enforcement proceedings under environmental laws and regulations. Prior compliance matters have been satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Managing General Partner anticipates there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in higher operating costs for Crown Pacific, and it is likely that the costs of compliance with environmental laws and regulations will continue to increase.

Crown Pacific's activities are also subject to federal and state laws and regulations regarding forestry operations. In addition, the operations of the manufacturing facilities and the timberlands are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes relating to the health and safety of the Partnership's employees. Crown Pacific conducts internal safety reviews to identify potential violations of law or unsafe conditions. The Managing General Partner believes that Crown Pacific is in material compliance with safety and health laws and regulations.

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

AIR QUALITY

Crown Pacific's manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act and comparable state statutes. Most of the Partnership's manufacturing facilities are required to obtain federal operating permits under Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits, which contain the applicable air quality restrictions for the facility. All of the required applications for Title V permits have been filed in a timely manner; two have been issued and two are currently being processed by the regulatory authorities. All other currently operating Partnership sources have been determined to not require Title V permitting due to their volume of emissions. When constructing a new facility, the cost of permitting is included in the capitalized construction costs. The Managing General Partner believes that additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

WATER QUALITY AND WASTEWATER

The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of industrial wastewater and stormwater into regulated public waters. All of the Partnership's lumber manufacturing facilities have secured the necessary permits and are operating in material compliance with NPDES wastewater and stormwater requirements. Because of the Partnership's method of containing runoff water resulting from washing vehicles, it believes its operations will not require additional capital investment to meet Clean Water Act standards. Due to changes in water discharge requirements in Oregon, the capital investment of approximately $220,000 was required in 1998 for containment of sprinkler run-off on log decks.

In 1998, the Partnership developed a method of containing run-off water resulting from washing vehicles. Previously, it was estimated that the cost would be approximately $50,000 per facility for containment systems. However, the new method utilized existing facilities and equipment with licensed contractor haul-off, resulting in normal operating expenses only. This wash water run-off has been addressed at all facilities other than a new truck shop at the Bonners Ferry mill, where a similar system will be installed during 1999. These steps will make all of the Partnership's facilities compliant with the requirements of the Clean Water Act.

SOLID AND HAZARDOUS WASTE DISPOSAL

Crown Pacific's manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the Resource Conservation and Recovery Act and comparable state statutes. Crown Pacific periodically reviews its waste disposal practices to ensure compliance with applicable laws. The Partnership's manufacturing facilities have in the past utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing General Partner does not believe that the results of any regulatory involvement at any such disposal sites will have a material adverse effect on the Partnership's operations or financial position; however, there can be no assurance that Crown Pacific will not incur future environmental expenditures for remedial activities associated with any of these sites.

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

REMEDIATION AND COMPLIANCE ACTIVITY

While Crown Pacific maintains an environmental program designed to prevent the discharge of materials that could cause contamination to soil or water, contamination of soil and water has occurred in the past and may occur in the future. As Crown Pacific becomes aware of these sites, it cooperates with the appropriate environmental agencies to design and implement necessary response measures. All known contamination sites at the Partnership's facilities have been addressed to the extent required by applicable law.

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

During 1994, Crown Pacific received reports from an independent consulting firm regarding certain endangered species on the Inland timberlands and regarding the Owl on the Hamilton and Central Oregon timberlands. The reports indicated that the Owl was unlikely to be found on the Inland timberlands, that only 3,500 acres of the Central Oregon timberlands were potentially suitable Owl habitat and that the likelihood of the Owl inhabiting these lands was very low and that only 1,640 acres of the current Hamilton timberlands were suitable habitat for the Owl. Eagle management plans have been adopted for the Olympic timberlands, but these plans do not significantly affect Crown Pacific's operations.

During 1995, Crown Pacific began developing a Habitat Conservation Plan (the "HCP") for the Hamilton timberlands in conjunction with the United States Fish and Wildlife Service (the "USFWS"). This plan was initiated by Crown Pacific in order to allow for more predictable harvests in the area. After the HCP is completed and accepted by the USFWS, it will serve as the basis for regulating the Partnership's harvesting activities in that region. Crown Pacific has spent approximately $800,000 developing the HCP and believes that the HCP will be obtained by mid-year 1999 at a remaining cost not exceeding $150,000. Crown Pacific is not currently considering the development of HCPs with respect to its other timberlands.

During 1997, Crown Pacific acquired approximately 265 acres of old growth timberland in the state of Washington from Trillium Corporation. This acreage may be suitable habitat for listed or endangered species. Crown Pacific sold this land and additional acreage to The Trust for Public Land in November 1998.

In September 1997, Crown Pacific received a subpoena from the United States Attorney for the Western District of Washington to produce documents in connection with an investigation by the United States Fish & Wildlife Service regarding the sale by Crown Pacific in 1996 of a 379 acre tract from the Hamilton tree farm that contained Owl habitat, at least 160 acres of which could be harvested without any significant adverse impact on the Owl. No charges have been brought against Crown Pacific or any of its employees. Crown Pacific is cooperating with the investigation and anticipates favorable resolution of the investigation through settlement. The proposed settlement entails the transfer of some environmentally sensitive land to the government. The Partnership accrued $500,000 in 1998, which represents the estimated cost of the land to be transferred.

Anadromous fish species are being analyzed by the USFWS and the State of Washington as potentially endangered or threatened. Certain of these species are found in rivers or streams that cross or border the timberlands, particularly in Washington. Because of the HCP discussed above and the watershed analysis the Partnership has performed, the presence of these species will not materially affect Crown Pacific's operations and related financial results even if they are considered endangered or threatened. The Partnership anticipates that the listing of anadromous or other fish species as threatened or endangered will primarily affect the availability of timber from federal lands, a resource the Partnership has already assumed will be in decline.

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

PRODUCT LIABILITY AND REGULATION

All of the states in the United States and many foreign jurisdictions in which Crown Pacific sells its products have, through some combination of legislation and judicial decision, assigned liability to the manufacturer and supplier of defective materials that result in personal injury and property damage. The operations of Crown Pacific entail exposure to product liability in connection with both the export and domestic sales of logs and lumber products. Crown Pacific has not been subject to any material litigation relating to product liability.

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

SECTION 754 ELECTION

The Partnership has made an election under Section 754 of the Internal Revenue Code (the "Code"), which generally permits a unitholder to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her unit price), as if he or she had acquired a direct interest in the Partnership's assets. A unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the unitholder's unique basis under this election. In the case of the Partnership units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of units and is not added to the basis of the Partnership's assets associated with all of the unitholders. The result of this election is an increased depletion deduction for public purchasers. Unitholders that purchased units in public markets since December 1994 were allocated less than $0.40 per unit in taxable gain for 1998.

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

EMPLOYEES

At December 31, 1998, the Partnership had 274 salaried and 924 hourly employees. The 140 employees at the Partnership's Coeur d'Alene sawmill are covered by a collective bargaining agreement, which terminates in January 2001. The Managing General Partner believes that the Partnership's employee relations are good.

RISK FACTORS - CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution that, while such assumptions are believed to be reasonable and are made in good faith, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

VOLATILITY OF TIMBER PRICES AND CHANGES IN DEMAND WILL AFFECT OUR REVENUES AND FINANCIAL RESULTS

The volatile nature of prices for logs and manufactured wood products can reduce our revenues, profits and cash flows. Demand and market price for logs and wood products can change substantially, primarily based on the levels of new residential construction activity and repair and remodeling activity. Changes in economic conditions, interest rates, population growth, weather conditions and other factors beyond our control affect the levels of construction, repair and remodeling activity. Decreases in the level of residential construction activity or repair and remodeling activity will likely reduce demand for our timber, which could reduce our revenues and hurt our financial results.

CHANGES IN THE FEDERAL TIMBER SUPPLY MAY AFFECT OUR FINANCIAL RESULTS

The amount of timber offered for sale by certain federal government agencies, which historically have been major suppliers of timber to the United States forest products industry, has been decreasing and will likely continue to do so, due primarily to environmental and endangered species concerns. Because of this trend, we cannot rely on purchases of federal timber and so must rely more heavily on timber from other sources (including domestic private timber owners, state agencies and foreign sellers) to supplement our supply of fee timber. Although we intend to supply our manufacturing facilities primarily with logs harvested from our timberlands, we intend to supplement the fee harvest with additional outside timber and log purchases. We cannot be certain that we will be able to purchase sufficient logs at favorable prices to continue operation of our manufacturing facilities at current production levels or that we will not be required to suspend operations at or close one or more manufacturing facilities in the future.

THERE ARE MANY LIMITATIONS ON OUR ABILITY TO HARVEST TIMBER

Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from our approximately 764,000 acres of timberlands. If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected. There are many factors that could restrict our ability to harvest the timberlands, including:

-        damage by fire, insect infestation, or disease;
-        prolonged drought;
-        natural disasters;
-        weather conditions, and
- access limitations and regulatory requirements associated with proximity to streams and other water courses.

As is typical in the forest products industry, we do not maintain insurance coverage for damage to the timberlands. Even if insurance were available, the cost would be prohibitive. We also do not maintain insurance on our log inventories. We do, however, maintain insurance for loss of lumber and other wood products due to fire and other occurrences. In addition, our ability to harvest significant amounts of timber in excess of the harvest plan is limited by the terms of our indebtedness.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

Our operations are subject to various state and federal regulations governing the storage and handling of materials and controlling the discharge of materials into the environment. Some of these laws and regulations could impose significant costs, penalties and liabilities on us for violations or existing conditions whether or not we caused them or knew about them. Compliance with, or damages or penalties for violating, current laws and any future environmental laws and regulations could result in substantial expense.

In addition, we may acquire timberlands subject to environmental liabilities and other existing or potential liabilities. We may not be able to recover the costs relating to these liabilities from the sellers of these properties. Also, we could be subject to claims or losses under environmental laws for conditions that are not revealed prior to purchase by investigations of those properties by environmental consultants.

ENDANGERED SPECIES REGULATION MAY LIMIT OUR ABILITY TO HARVEST TIMBER

Our ability to harvest the timberlands in accordance with current harvest plans may be limited by restrictions under the Federal Endangered Species Act and similar state legislation. This legislation protects species threatened with possible extinction and may restrict timber harvesting, road building and other silvicultural activities on private, federal and state land containing the affected species. The Endangered Species Act currently protects a number of species indigenous to the Pacific Northwest, including the northern spotted owl, marbled murrelet, mountain caribou, grizzly bear, bald eagle and various anadromous fish species.

Based on independent consulting reports and management's knowledge of the timberlands, we do not believe that there are any species protected under the Endangered Species Act and counterpart state legislation that would have a significant negative effect on our ability to harvest the timberlands according to our current harvest plans. We cannot predict, however, whether species on or around the timberlands may subsequently receive protected status under the Endangered Species Act or whether currently protected species may be discovered in significant numbers on or around the timberlands. Any of these changes could significantly restrict our ability to harvest the timberlands.

WE MAY NOT BE ABLE TO MAKE FUTURE CASH DISTRIBUTIONS AT CURRENT LEVELS

Our belief that we will be able to continue to make cash distributions is based on various assumptions about our future operating conditions. If any of these assumptions turns out to be incorrect, we may not be able to distribute as much cash to you as we currently do, or make distributions at all. Our ability to make regular quarterly cash distributions will depend on many factors, including:

-        the volatility of timber prices;
-        the effect of acquisitions;
-        fluctuations in working capital;
-        timing and amounts of capital expenditures;
-        prevailing economic conditions; and
-        other factors, some of which are beyond our control.

In addition, as of December 31, 1998, we had approximately $538.5 million of long-term debt, and the amount of this debt as a percentage of our total market capitalization was 46%. As a result, we have incurred long-term debt that is substantial in relation to partners' equity. Also, the agreements governing our indebtedness contain restrictive covenants that limit our ability to incur additional debt, as well as to make future cash distributions. Payment of principal and interest on our long-term debt and/or the existence of any events of default under our debt agreements, as well as compliance with the requirements and covenants of our debt agreements, may prevent us from making future cash distributions at current levels or at all.

OUR INDUSTRY IS VERY COMPETITIVE

The forest products industry is very competitive in terms of price and quality. Many of our competitors have substantially greater financial and operating resources than we do. In addition, wood products are subject to increasing competition from a variety of non-wood and "laminated" or engineered wood products. Also, we are subject to competition from lumber products and logs imported from foreign sources to the United States as well as to the export markets served by us. To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be substantially negatively affected.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH YEAR 2000 ISSUES

We are taking steps to mitigate any adverse effects of the Year 2000 date change on our business operations including the assessment, remediation, and testing of our applications, hardware and software, and the implementation of necessary changes. Nevertheless, our failure, or the failure of third-parties with whom we deal, to achieve Year 2000 compliance may adversely affect our business. For additional information on our Year 2000 strategy and specific factors that may affect our ability to achieve Year 2000 compliance, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Year 2000 Issues.

YOU WILL HAVE ONLY LIMITED VOTING RIGHTS; THE MANAGING GENERAL PARTNER CONTROLS THE PARTNERSHIP

The Managing General Partner will manage and control the activities of the Partnership. Unlike the holders of common stock in a corporation, you, as a holder of common units, will have only limited voting rights on matters affecting our business. Holders of common units will have no right to elect the General Partners on an annual or other continuing basis. The Managing General Partner may not be removed at any time unless the holders of at least 66% of the outstanding common units and subordinated units approve the removal (excluding units owned by the General Partners and their affiliates). As a result, you will have limited influence on matters affecting the operation of the Partnership, and third parties may find it difficult to attempt to gain control from the Managing General Partner or to influence the activities of the Partnership.

ISSUANCE OF ADDITIONAL COMMON UNITS WILL REDUCE DISTRIBUTION SUPPORT PROVIDED BY SUBORDINATED UNITS

During the subordination period, holders of common units will have certain preferences as to distributions over holders of subordinated units, which enhances our ability to pay the minimum quarterly distribution and first and second target distributions on the common units. When we issue additional common units, the support provided by the subordination feature of the subordinated units is effectively decreased.

THE PARTNERSHIP AGREEMENT MAY DISCOURAGE REMOVAL OF THE MANAGING GENERAL PARTNER OR MANAGEMENT

The Partnership Agreement contains provisions that are intended to discourage a person or group from attempting to remove the current Managing General Partner or to change the management of the Partnership. If the Managing General Partner is removed other than for "cause", the subordination period will end and all outstanding subordinated units will convert into common units and any existing arrearages on the common units will be extinguished. If any person or group (other than the General Partners or their affiliates or successors, or persons who acquire 20% or more of the common units from Fremont, Fremont's affiliates or subsequent transferees of the units owned by Fremont or its affiliates) acquires beneficial ownership of 20% or more of the common units, that person or group will lose its voting rights with respect to all of its common units. The effect of these provisions may be to lower the trading price of the common units under the circumstances just described.

THE MANAGING GENERAL PARTNER HAS THE RIGHT TO PURCHASE YOUR COMMON UNITS IN SOME CIRCUMSTANCES

If at any time less than 10% of the then issued and outstanding common units are held by persons other than the General Partners and their affiliates, the Managing General Partner will have the right, which it may assign to any of its affiliates or the Partnership, to purchase all of the remaining common units held by unaffiliated persons at specified prices. As a result, you may have your common units purchased even though you may not desire to sell them, or the price paid may be less than the amount you would desire to receive for your common units, or both.

YOU MAY NOT HAVE LIMITED LIABILITY FOR PARTNERSHIP OBLIGATIONS

Some states have not clearly established limitations on the liability of holders of common units for the obligations of a limited partnership. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the limited rights given to the holders of common units pursuant to the Partnership Agreement constitute participation in the "control" of Partnership business, then you could be held liable for the Partnership's obligations to the same extent as a general partner. In addition, under certain circumstances a unitholder may be liable to the Partnership for the amount of a distribution for a period of three years from the date of distribution.

THE GENERAL PARTNERS AND THEIR AFFILIATES MAY HAVE CONFLICTS OF INTEREST WITH THE PARTNERSHIP AND THE HOLDERS OF COMMON UNITS

Conflicts of interest could arise as a result of the relationships between the Partnership on the one hand and the General Partners and their affiliates on the other hand. The partners, directors and officers of each of the General Partners have fiduciary duties to manage the General Partners in a manner beneficial to the partners or stockholders of the General Partners. At the same time, the General Partners have fiduciary duties to manage the Partnership in a manner beneficial to the Partnership and the limited partners of the Partnership. The Partnership Agreement permits the General Partners to consider, in resolving conflicts of interest, the interests of other parties in addition to the interests of holders of common units. This has the effect of limiting the General Partners' fiduciary duties to the holders of common units. As a result, the duties of the General Partners, as general partners, to the Partnership and the limited partners of the Partnership may come into conflict with the duties of the directors and officers of the General Partners to their partners or stockholders.

THE PARTNERSHIP AGREEMENT MODIFIES THE FIDUCIARY DUTIES OF THE GENERAL PARTNERS

The Partnership Agreement contains language that attempts to limit the liability of the General Partners to the Partnership and the holders of common units. The General Partners will not be in breach of their obligations under the Partnership Agreement or their duties to the Partnership or the unitholders if a conflict of interest is resolved in a way that is fair and reasonable to the Partnership. The Partnership Agreement provides that any resolution of a conflict will be fair and reasonable to the Partnership if the resolution is:

-        approved by the audit committee of the Managing General Partner,
- on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties, OR
- fair to the Partnership, taking into account the total relationship between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership).

In resolving a conflict of interest, the Partnership Agreement permits the Managing General Partner to consider the interests of all parties to a conflict of interest, including the interests of the General Partners, which is unlike the strict duty of a fiduciary who must act solely in the best interests of his beneficiary. Also, unless the Managing General Partner has acted in bad faith, the action taken by the Managing General Partner to resolve a conflict will not constitute a breach of the Partnership Agreement, any other agreement or any standard of care or duty imposed by the Delaware Uniform Limited Partnership Act or other applicable law.

PARTNERSHIP STATUS AFFECTS INCOME TAX BENEFITS TO UNITHOLDERS AND PARTNERSHIP CASH AVAILABLE FOR DISTRIBUTIONS

Beneficial owners of units of the Partnership are considered partners for federal income tax purposes, so long as the Partnership is classified as a partnership for federal income tax purposes. Based on representations made by the General Partners, Andrews & Kurth L.L.P., special counsel to the Partnership, is of the opinion that, under current law, the Partnership is classified as a partnership for federal income tax purposes. However, we have not received nor will we request a ruling from the IRS as to partnership status, and the opinion of counsel is not binding on the IRS. Accordingly, the IRS may adopt positions that differ from our counsel's conclusion regarding partnership status. If that were to happen, we would likely have to resort to administrative or judicial proceedings in an effort to sustain our counsel's conclusions, and some or all of their conclusions ultimately may not be upheld. The General Partners and the holders of common units would directly or indirectly pay the costs of proceedings initiated to sustain the position that the Partnership is a partnership for federal income tax purposes.

In addition, in order for the Partnership to continue to be classified as a partnership for federal income tax purposes, at least 90% of the Partnership's gross income for each taxable year must consist of "qualifying income."

If the Partnership were classified as an association taxable as a corporation, rather than a partnership, for federal income tax purposes, the Partnership would pay tax on its income at corporate rates, distributions would generally be taxed to the holders of common units as corporate distributions, and no income, gains, losses or deductions would flow through to the holders of common units. Because a tax would be imposed upon the Partnership as an entity, the cash available for distribution to you would be substantially reduced. Treatment of the Partnership as an association taxable as a corporation or otherwise as a taxable entity would result in a significant reduction in the anticipated cash flow and after-tax return to the holders of common units, and as a result there would likely be a substantial reduction in the value of the common units.

We cannot assure you that the law will not be changed to cause the Partnership to be treated as an association taxable as a corporation for federal income tax purposes or otherwise to be subject to entity-level taxation. The Partnership Agreement provides that, if a law is enacted or existing law is modified or interpreted in a way that subjects the Partnership to taxation as a corporation or otherwise for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amount could decrease to reflect the impact of such a law on the Partnership.

For a general discussion of the expected federal income tax consequences of owning and disposing of common units, you should read the discussion under the heading "Income Tax Considerations" in Item 1, Business, in this Form 10-K.

YOU MAY HAVE TAX LIABILITY EXCEEDING YOUR CASH DISTRIBUTIONS OR PROCEEDS FROM DISPOSITIONS OF COMMON UNITS

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of the Partnership's income, whether or not you receive cash distributions from the Partnership. We cannot guarantee that you will receive cash distributions equal to your share of taxable income of the Partnership or even your tax liability relating to that income. Further, upon your sale of common units, it is possible that you could incur a tax liability in excess of the amount of cash received in the sale.

BECAUSE THE PARTNERSHIP IS A REGISTERED TAX SHELTER, YOU COULD BE SUBJECT TO A POTENTIAL IRS AUDIT

The Partnership has been registered with the IRS as a "tax shelter." It is possible that the Partnership will be audited by the IRS or that tax adjustments will be made. A partner owning less than a 1% profit-interest in the Partnership has only limited rights to participate in the federal income tax audit process. Also, any adjustments in the Partnership's returns will lead to adjustments in the partners' returns and may lead to audits of partners' returns and adjustments of items unrelated to the Partnership. As a partner in the Partnership, you would bear the cost of any expenses incurred in connection with an examination of your personal tax return.

ITEM 2.  PROPERTIES

TIMBERLANDS

The Partnership's timberlands are described above under "Timberlands" in Item 1.Business.

MANUFACTURING FACILITIES

The Partnership currently operates six lumber mills that are located in Oregon, Idaho and Washington. The two Oregon facilities are located in central Oregon and are two of the largest producers of premium grade pine boards in the United States. The two Idaho mills are located in northern Idaho near the Inland timberlands and produce a diverse line of lumber products, including 1" boards and 2" dimension lumber products. The Washington mill in Marysville produces studs. The new Port Angeles, Washington mill produces lumber studs for general construction purposes in lengths from 8 to 10 feet. The Bonners Ferry, Idaho mill produces 1" and 2" lumber up to 10" wide and 16 feet long in a variety of grades. Both mills are configured to produce both domestic and metric sizes for offshore markets.

The following table summarizes the annual production and capacity of the Partnership's lumber and remanufacturing facilities (amounts in MMBF):


                                                 1999
                                              Production            1998              1997              1996
        Description of Facility                Capacity          Production        Production        Production

----------------------------------------    ---------------    --------------     -------------    --------------
Oregon lumber mills                                186               178               164               145
Inland lumber mills (1)                            250               191               189               218
Washington lumber mill(s) (2)                      136                41                32                 5
Remanufacturing facility (3)                         -                 -                 7                22


(1) 1996 amount includes production at facilities no longer operated by the Partnership. Estimated 1999 production capacity includes capacity from the newly completed mill in Bonners Ferry, Idaho.

(2) The facility at Marysville, Washington was purchased on September 16, 1996 and the 1996 amount includes production from that date. Estimated 1999 capacity includes capacity from the newly completed mill in Port Angeles, Washington.

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

No matters were submitted to the vote of the limited partners in the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

The Partnership's common units are traded principally on the New York Stock Exchange. As of December 31, 1998, there were approximately 30,000 holders of record of 24,103,632 outstanding common units. The subordinated units are not publicly traded. As of December 31, 1998, there were five beneficial owners of 5,773,088 outstanding subordinated units. Upon payment of the February 15, 1999 scheduled distribution and the meeting of certain financial targets, one-half of the subordinated units converted into common units.

Trading price data for the Common Units, as reported by the New York Stock Exchange, and declared distribution information for 1998 and 1997 was as follows:

                                                       1st               2nd              3rd            4th
1998 (per unit)                                       Quarter           Quarter         Quarter         Quarter
---------------------------------------------     --------------     ------------    ------------    ------------
High                                                    $26.94           $29.38          $25.44          $24.81
Low                                                     $23.38           $24.19          $19.44          $19.31
Cash Distribution                                       $0.551           $0.551          $0.551          $0.551

                                                       1st               2nd              3rd            4th
1997 (per unit)                                       Quarter           Quarter         Quarter         Quarter
---------------------------------------------     --------------     ------------    ------------    ------------
High                                                    $23.38           $24.25          $26.25          $27.00
Low                                                     $20.75           $20.13          $23.38          $22.88
Cash Distribution                                       $0.538           $0.538          $0.538          $0.538


Cash distributions, if any, are expected to be paid quarterly from "Available Cash" as defined in the Partnership Agreement. The Board of Control, in January 1999, declared the fourth quarter 1998 distribution, as reflected in the above table, of $0.551 per unit payable to unitholders of record on February 4, 1999. It is the Partnership's intention to maintain or increase the distribution into the foreseeable future; however, there can be no guarantee that the distributions will continue at this level. In addition, the Partnership's debt agreements have certain restrictive covenants limiting cash distribution amounts.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Year Ended December 31,
                                           ---------------------------------------------------------------------------------
IN MILLIONS, EXCEPT PER UNIT AMOUNTS          1998              1997            1996             1995           1994 (9)
---------------------------------------    ------------     -------------    ------------     ------------    --------------
INCOME STATEMENT DATA
Revenues (1)                                  $667.0            $505.6          $401.6           $383.4            $397.3
Depreciation, depletion and
   amortization (2 and 4)                       74.5              47.6            39.8             35.0              40.9
Operating income (2 and 3)                      79.4              68.4            61.0             48.2              47.3
Income before extraordinary item
   (2 and 3)                                    28.2              27.7            20.5             17.3              19.7
Income per unit before extraordinary
   item (2 and 3)                               1.02              1.01            0.94             0.94              1.07
Extraordinary item - loss on debt
   extinguishment (4)                              -                 -               -                -            (16.2)
Net income (2, 3 and 4)                         28.2              27.7            20.5             17.3               3.6
Net income per unit (2, 3, 4 and 10)           $1.02             $1.01           $0.94            $0.94             $0.19
Cash distribution per unit (5)                $2.204            $2.152          $2.096           $2.040            $0.055

CASH FLOW AND OTHER DATA
EBITDDA (6)                                   $154.2            $114.4           $99.2            $83.3             $87.0
Additions to timber and timberlands (7)         26.0             189.0           227.6             31.2              15.8
Additions to equipment                           7.6              11.6            14.7             10.4              14.8
Cash flow from operating activities             67.8              64.7            65.1             21.9              57.5

BALANCE SHEET DATA
Working capital                               $ 97.7            $ 75.2          $ 65.2           $ 66.7             $51.7
Total assets                                   842.4             839.1           675.8            476.5             461.5
Long-term debt                                 538.5             574.5           392.0            326.0             300.0
Partners' Capital (8)                          231.8             208.2           240.0            107.1             119.4

OPERATING DATA (UNAUDITED)
Fee timber harvest (MMBF)                        413               332             297              202               215
External log sourcing (MMBF)                     185               210             191              251               269
Lumber production (MMBF)                         410               385             333              390               421
Plywood production (MMSF 3/8" basis)             N/A               N/A              76              113               142

Footnotes for Item 6.  Selected Financial Data:

(1) Included in 1998 revenues is $114 million of sales generated by Alliance Lumber, which was acquired in January 1998. Also included in revenues are revenues from closed or sold operations of $13.9 million in 1997, $68.7 million in 1996, $107.8 million in 1995 and $135.7 million in 1994.
(2) For a discussion of the effect of the update of the timber inventory system, see Note 6 of Notes to Consolidated Financial Statements.
(3) In 1996, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased net income by $1.0 million.
(4) In conjunction with the 1994 refinancing of Crown Pacific Limited Partnership, Crown Pacific Inland Limited Partnership, Crown Pacific, Ltd., Crescent Creek Logging, Inc., and Crown Pacific Leasing Limited Partnership (the "Former Entities") borrowings, $16.2 million, or $0.88 per unit on a pro forma basis, of deferred debt issuance costs were written off as an extraordinary charge.
(5) Amount in 1994 represents distributions for the Partnership's 10-day period ended December 31, 1994.
(6) EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and extraordinary items. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating the Partnership's ability to service debt and support its future cash distributions to unitholders. EBITDDA should not be construed as an alternative to operating income, as an indicator of the Partnership's operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.
(7) In 1997, the Partnership purchased 65,000 acres of timber from Trillium Corporation for $152.5 million. In 1996, the Partnership purchased 207,000 acres of timberland from Cavenham Forest Industries for $205 million.
(8) For a discussion of the effects of the Partnership's public offerings, see Note 8 of Notes to Consolidated Financial Statements.
(9) Certain of the 1994 information relates to combination of the Former Entities and the Partnership.
(10) Per unit amounts in 1994 are on a pro-forma basis for the entire year. See Note 1 of Notes to Consolidated Financial Statements for discussion of the implementation of Financial Accounting Standards No. 128, "Earnings per Share."

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

SUPPLY

Environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from federal lands. The resulting supply decrease caused prices for logs and lumber to increase significantly, reaching peak levels during late 1993 and early 1994. Even though prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from federal lands, which is expected to continue for the foreseeable future, has benefited forest products companies with private timber holdings, such as the Partnership, through higher stumpage and log prices. Additionally, many manufacturing facilities without a sufficient supply of fee timber were forced to close, including, in 1996, two Crown Pacific sawmills in the Inland Region that were closed or sold and a third mill is scheduled to close in 1999. Increased supplies of logs harvested from private lands and logs imported from foreign countries have only partially offset the lost volume from federal lands and have not replaced the mature, high-quality timber found in greater quantities on federal lands.

Historically, Canada has been a significant source of lumber for the U.S. market. In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement is intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of 14,700 MMBF from the four major producing provinces. The Partnership believes that the agreement has generally benefited the Partnership, however, the extent of the benefit is not determinable.

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

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than nine months, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Partnership has established a plan to address the Year 2000 issue which consists of the following phases:

1.   Identification and assessment of all software and hardware
     Partnership-wide
2.   Modification or replacement of equipment and software
3.   Final testing to insure that all systems are Year 2000 compliant

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

The Partnership has substantially completed its identification and assessment of all operating systems and data servers, business and financial reporting systems, personal computer and peripheral equipment and communication and other facility support systems. The majority of all business and financial reporting systems have been replaced with third-party Year 2000 compliant software. All other non-manufacturing systems have been or are in the process of being modified for Year 2000. The identification and assessment of manufacturing systems will also be complete by March 31, 1999. Necessary modification of manufacturing systems is anticipated to be completed by June 30, 1999.
Testing of all systems is scheduled to be completed by September 30, 1999.

In addition, the Partnership has identified and is in the process of surveying its critical customers and vendors with respect to their progress on Year 2000 issues. This is expected to be completed by June 30, 1999.

Total costs incurred to date with respect to compliance with Year 2000 issues, excluding the cost of new software that was scheduled for replacement, are less than $100,000. Future costs to complete the plan are not expected to exceed $100,000.

The Partnership does not anticipate major interruptions in its business as a result of Year 2000 issues. The Partnership is, however, dependent on systems outside of its control such as power, transportation, financial services and telecommunications. There can be no assurance that the Partnership will not experience disruptions that would have a negative effect on its operations and financial condition. The Partnership believes that the financial impact of an outside system failure would be mitigated to some degree by the geographic distribution of its operations and it is unlikely that all areas would be impacted in the same manner. The Partnership will continue to monitor the progress that providers of critical outside systems make in achieving Year 2000 compliance and evaluate the need for contingency plans. Such plans could include increasing levels of inventory, arranging for alternative transportation and shifting production to unaffected operations.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. These forward-looking statements are based on numerous assumptions regarding future events including, among others, expectations regarding third-party modification plans, the nature and amount of testing required by the Partnership, continued availability of trained personnel and other resources, as well as expectations with respect to the Partnership's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Year 2000 compliance.

SEGMENT INFORMATION

The Partnership classifies its operations into three fundamental businesses: (1) Timberlands, consisting of the sale of logs to the Partnership's manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; (2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and (3) Wholesale Marketing, consisting of the trading of various forest product and distribution of lumber and panel products through the Partnership's professional contractor service yards. Transfers between segments are generally at prices which management believes reflect current market prices.

The following summarizes the Partnership's segment information:

                                                            1998
                               --------------------------------------------------------------
Revenues (in millions) (1)      1st Qtr.     2nd Qtr.      3rd Qtr.     4th Qtr.      Total        1997         1996
---------------------------    ---------    ---------     --------     ---------    ---------    ---------    ---------
Timberlands:
  Trade                           $46          $57          $43           $43         $189         $145         $121
  Intersegment                     37           40           34            37          148          140          141
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                                   83           97           77            80          337          285          262
Manufacturing:
  Trade                            50           50           48            51          198          219          236
  Intersegment                      1            1            1             1            4           17           18
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                                   51           51           49            52          202          236          254
Wholesale Marketing:
  Trade                            54           60           78            72          264          128           33
  Intersegment                      6            5            7             5           23            -            -
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                                   60           65           85            77          287          128           33
Corporate and Other:
  Trade                             4            5            2             3           16           13           11
  Intersegment                      4            3            3             -            9            7            6
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                                    8            8            5             3           25           20           17
Total:
  Total Revenue                   202          221          216           212          851          669          567
  Less Intersegment               (48)         (49)         (45)          (43)        (184)        (163)        (165)
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
  Net Revenue                    $154         $172         $171          $169         $667         $506         $402
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                               ---------    ---------     --------     ---------    ---------    ---------    ---------

Business Operating Income (in millions) (1)
---------------------------------------------
Timberlands                       $21          $22          $19           $19          $81          $64          $60
Manufacturing                      (1)          (1)           2             2            2           15            6
Wholesale                           2            2            3             2            9            1            1
Corporate and Other                (2)          (3)          (4)           (3)         (13)         (12)          (6)
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
Operating Income                   20           20           20            20           79           68           61
Interest Expense                  (13)         (13)         (13)          (12)         (51)         (39)         (39)
Other                               -            -            -             -            -           (2)          (1)
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
Net Income                        $ 7          $ 7          $ 7           $ 7          $28          $28          $21
                               ---------    ---------     --------     ---------    ---------    ---------    ---------
                               ---------    ---------     --------     ---------    ---------    ---------    ---------

(1)      Amounts may not add to totals due to rounding.

RESULTS OF OPERATIONS (1998 COMPARED TO 1997)

GENERAL

Net sales in 1998 increased $161.4 million, or 31.9%, over sales in 1997, to $667.0 million from $505.6 million. The increase was principally due to increased revenue from the Partnership's wholesale operations, increased log and stumpage revenue and increased timberland property sales, offset by a decrease in revenue from lumber sales from the Partnership's mills. The increase in revenue from the wholesale operations is primarily due to the purchase of Alliance Wholesale Lumber, Inc. in January 1998.

Cost of sales as a percentage of revenue increased to 83.4% in 1998, compared to 81.7% in 1997. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements.

Selling, general and administrative expenses increased $7.4 million to $31.5 million in 1998, from $24.1 million 1997, primarily as a result of the expanding wholesale operation. Selling, general and administrative expenses represented 4.7% of revenue in 1998 compared to 4.8% of revenue in 1997. The Partnership has been able to achieve operating efficiencies within its administrative functions as operations have increased.

Interest expense increased $12.4 million to $51.5 million in 1998, from $39.1 million in 1997. The increase is primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

TIMBERLANDS

External log sales, including stumpage sales, but excluding timberland sales, represented approximately 23.5% of sales in 1998, compared to 24.1% in 1997. Average external domestic prices received for logs sold from the Oregon tree farm increased 19.5% to $484/MBF compared to $405/MBF in 1997. The increase is primarily a result of a species mix shift toward higher price ponderosa pine. Average external domestic prices received for logs sold, including stumpage sales, from the Inland, Hamilton and Olympic tree farms decreased 16.3%, 16.7% and 3.2%, respectively, to $354/MBF, $389/MBF and $427/MBF, respectively, from $423/MBF, $467/MBF and $441/MBF, respectively, during 1997. Overall decreases in domestic log prices are primarily a result of decreases in the selling prices for lumber and a greater proportion of stumpage sales in the mix in the first three quarters of 1998 compared to 1997. The overall price decrease was partially offset by increased sales of higher quality logs that previously had been sold for export. Prices increased in the fourth quarter of 1998 compared to the third quarter of 1998 in all regions primarily as a result of higher value Ponderosa pine stumpage sales during the fourth quarter of 1998, taking advantage of more favorable lumber and log market conditions in the Oregon region. The Partnership expects average domestic prices to remain relatively stable during 1999 as a result of continued pressure from lumber prices.

External domestic log sales volumes, including stumpage sales, increased 43.0% in 1998 to 319.5 MMBF, compared to 223.4 MMBF in 1997. The increases at each of the Partnership's tree farms are primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to 1997. Log sales volumes decreased in the fourth quarter of 1998 compared to the third quarter of 1998 due to a reduction in the fee harvest and the start-up of the new mill in Port Angeles, Washington, which began adding conversion margin to logs from the Olympic tree farm, effectively reducing the amount of logs and stumpage sold domestically and for export.

Sales of logs to customers involved in exporting activities (included in total log sales above) were $8.3 million, or 1.2% of sales in 1998, compared to $16.3 million, or 3.2% of sales in 1997. Prices received for export logs decreased 7.4% to $598/MBF during 1998 from $646/MBF in 1997, while sales volumes decreased 44.7% to 13.9 MMBF in 1998 from 25.2 MMBF in 1997. Decreases in sales volumes resulted from a shift toward selling logs in the domestic market as a result of weak Asian demand for logs. The Partnership expects Asian demand for logs, as well as the prices for export logs, to increase during 1999 as Asian log inventories have been worked down to low levels.

Operating income from property sales was $10.7 million, on revenues of $32.1 million, in 1998 compared to $6.9 million, on revenues of $21.5 million, in 1997. Several parcels were sold in the first half of 1998, primarily from Oregon Eastside properties acquired from Cavenham in 1996 and from northwest Washington properties, primarily acquired with the Trillium acquisition. The Partnership will continue to sell or trade tree farm properties as part of its strategy to reinvest the value of non-strategic timberlands.

Overall operating income from Timberlands, including property sales, increased 27% to $81.1 million in 1998 from $64.0 million in 1997. The increase in 1998 was primarily the result of a 24% increase in the fee timber harvest.
In 1998, the Partnership harvested 413 MMBF compared to 332 MMBF in 1997.

MANUFACTURING

Lumber sales, excluding sales of lumber products through the wholesale division, represented 28.3% of sales in 1998, compared to 38.7% in 1997. Average external prices received for lumber in the Oregon and Inland regions decreased 4.8% and 16.5%, respectively, to $596 per thousand board feet (MBF) and $390/MBF, respectively, during 1998 from prices received in the same period of 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 and increased through the first three quarters of 1998, while declining slightly in the fourth quarter, as the U.S. millwork industry worked off existing inventory levels and seasonal demand increased. In addition, in the third and fourth quarters of 1998, the Partnership had a shift in its production and sales mix to a higher grade Ponderosa pine.

Price decreases in the Inland region are primarily due to a general decline in market conditions, partially offset by a shift from dimension lumber toward specialty products like Machine Stress Rated ("MSR") and lamstock during the third and fourth quarters of 1998. Prices in the Oregon and Inland regions are expected to remain relatively flat during 1999 compared to year-end 1998 prices.

Prices for lumber products sold from the Washington region decreased 4.5% to $305/MBF in 1998 compared to 1997, primarily due to a decline in general market conditions for construction studs, partially offset by a shift to select structural grades at the Marysville sawmill during the third and fourth quarters of 1998. The Partnership expects prices for lumber from this region to increase slightly during 1999 as a result of improving general market conditions, as well as increased market penetration in Arizona and Nevada through the contractor sales yards.

External lumber sales volumes increased 8.0% in 1998 to 399.4 MMBF, from 369.8 MMBF in 1997. Sales volumes of Oregon lumber increased 16.3% to 176.1 MMBF in 1998 from 151.3 MMBF in 1997 due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in 1996 and 1997. External lumber sales volumes in the Inland region decreased by 0.5% to 187.7 MMBF in 1998 compared to 188.6 MMBF in 1997. Inland region sales volumes increased 15.6%, however, in the fourth quarter of 1998 compared to the third quarter of 1998 as a result of mill efficiencies realized from the shift in production to primarily hemlock, fir and larch dimensional lumber products and as a result of the new Bonners Ferry, Idaho mill coming on line in the fourth quarter of 1998. External lumber sales volume from the Washington region increased 19.8% to 35.7 MMBF during 1998 compared to 29.8 MMBF in 1997 as a result of capital improvements made in 1997 at Marysville and the first months of production at the new Port Angeles, Washington stud mill during the fourth quarter of 1998. Sales volumes are expected to increase in the Inland and Washington regions primarily as a result of the new Bonners Ferry and Port Angeles mills.

By-product and other revenues accounted for 1.8% of revenue in 1998, compared to 2.4% of revenue in 1997. Residual wood chip prices increased 23.9% to $57 per bone dry unit ("BDU") in 1998 compared to $46/BDU in 1997. Prices for residual wood chips are expected to remain stable in 1999, as production and the benefit of favorable chip contracts at the Port Angeles and Bonners Ferry mills get underway.

Operating income from manufacturing declined 90% to $1.5 million in 1998 from $14.9 million in 1997. The decrease was primarily a result of a reduction in unit sales prices for all lumber products, but in particular for dimension products produced by the Inland and Washington sawmills. The reduction in price of approximately $22 million was offset in part by increased manufacturing efficiencies and a reduction in log costs.

WHOLESALE MARKETING

External revenues from sales at the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $263.8 million, or 39.5% of revenue in 1998 compared to $127.9 million, or 25.3% of revenue in 1997. Operating income increased to $9.6 million in 1998 from $1.2 million in 1997. The increases are primarily a result of the acquisition of Alliance Lumber, which the Partnership began operating in the first quarter of 1998. The Partnership expects the wholesale operations to continue to perform well, as they have in 1998, in spite of lagging lumber prices, as demand for housing remains strong. The Partnership acquired Desert Lumber, Inc. of Las Vegas and Reno, Nevada in March 1999, which will add two new contractor service yards.

RESULTS OF OPERATIONS (1997 COMPARED TO 1996)

GENERAL

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

TIMBERLANDS

External log sales, including stumpage, but excluding timberland sales, represented approximately 24.1% of sales in 1997, compared to 26.9% in 1996. Average external domestic prices received for logs sold in the Olympic and Hamilton tree farms increased 36.5% and 4.2%, respectively, to $441/MBF and $467/MBF over prices experienced in 1996. Average external prices received for logs sold from the Oregon tree farm decreased 9.4% to $405/MBF from prices experienced during 1996. The average external prices received for logs sold in the Inland tree farm decreased 6.4% to $423/MBF from 1996. Overall decreases in domestic pricing were primarily due to increased sales of less expensive hemlock and lower grade cedar.

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

Operating income from property sales was $6.9 million, on revenues of $21.5 million, in 1997 compared to $8.6 million, on revenues of $12.6 million, in 1996.

Overall operating income from timberlands, including property sales, increased to $64.0 million in 1997 from $60.2 million in 1996. The increase in operating income resulted from an overall increase in sales prices and an increase in the fee harvest of timber to 332 MMBF in 1997 from 297 MMBF in 1996.

MANUFACTURING

External lumber sales, excluding sales of lumber products through the wholesale division, represented 38.7% of sales in 1997, compared to 43.8% in 1996. Average external prices received for lumber in the Inland region increased 10.7% to $467 per MBF for 1997 compared to prices received in 1996, while average external lumber prices in the Oregon region decreased 3.4% to $626/MBF in 1997. Lumber prices decreased in Oregon during the third and fourth quarters of 1997 as the U.S. millwork industry worked off existing inventory levels. Price increases in the Inland Region were due to strong U.S. housing and residential and commercial remodeling markets. Prices for lumber products sold from the Partnership's studmill in Marysville, Washington, acquired in September 1996, were $320/MBF in 1997.

External lumber sales volumes increased 7.3% in 1997 to 369.8 MMBF, from 344.5 MMBF in 1996. Sales volumes of Oregon lumber increased 16.7% to 151.3 MMBF in 1997 due to increases in capacity at the Partnership's Gilchrist and Prineville, Oregon facilities subsequent to capital improvements made in the first quarter of 1997. External lumber sales volumes in the Inland region decreased by 9.9% to
188.6 MMBF in 1997 primarily due to the closure of the Albeni Falls, Idaho sawmill in June 1996. External sales volumes from the Marysville studmill were
29.8 MMBF during 1997.

By-product and other revenues accounted for 2.4% of sales in 1997, compared to 3.4% of sales in 1996.

Operating income from manufacturing increased to $14.9 million in 1997 from $5.9 million in 1996. The increase in operating income was the result of overall higher lumber prices and sales volumes and also the result of closing the unprofitable plywood plant and the Albeni Falls sawmill in 1996.

WHOLESALE MARKETING

Sales from the Partnership's wholesale operations acquired in September 1996 consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and represented 25.3% of sales in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. During the fourth quarter of 1998, the Partnership closed an equity offering of 2.6 million units for net proceeds of $51.9 million. Cash provided by operating activities was $67.8 million in 1998 compared to $64.7 million in 1997. Accounts and notes receivable increased $33.6 million during 1998 primarily due to increases in stumpage sales and sales from the wholesale operations. The Partnership mitigates its risk on trade and notes receivable through control procedures to monitor the credit worthiness of customers. The Partnership may additionally mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests. Working capital increased to $97.7 million at December 31, 1998, primarily as a result of increased stumpage sale activity and increased inventory and accounts receivable resulting from the acquisition of Alliance Lumber, compared to $75.2 million at December 31, 1997. The current ratio increased to 2.4:1 at December 31, 1998 from 2.3:1 at December 31, 1997.

Net cash used in investing activities of $12.9 million during 1998 resulted from the acquisition of Alliance Lumber and additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from sales of properties and principal payments received on notes receivable.

Net cash used by financing activities of $55.7 million during 1998 resulted primarily from distributions to partners of $61.1 million, net payments on long-term debt of $46.6 million, offset by $51.9 million of net proceeds from the sale of partnership interests.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, consisting of purchases of timber and timberlands, additions to timber cutting rights and additions to property, plant and equipment, were $33.6 million in 1998, and are expected to be approximately $18 million during 1999, excluding timber and timberland purchases, which are evaluated as opportunities arise. The Managing General Partner expects that capital expenditures will be funded by property sales, cash generated from operations, current funds and/or bank borrowings. The Partnership constructed new sawmills in Port Angeles, Washington and Bonners Ferry, Idaho. The two new mills were financed using operating leases. Debt service is expected to be funded from current operations. The Partnership expects to make cash distributions from its current funds and cash generated from operations.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.75% at December 31, 1998, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At December 31, 1998, the Partnership had $10 million outstanding under this facility, which has subsequently been repaid.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. There were no borrowings against this facility at December 31, 1998.

On October 15, 1997, the Partnership used $107.5 million of seller provided financing to fund the purchase of 65,000 acres of timberland from Trillium Corp. The notes to Trillium require monthly interest payments, at variable rates, with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering, which was issued in January 1998. The $52.5 million payment in January 1999 was financed using the Acquisition Facility, and therefore is classified as long-term debt.

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

The Partnership's 9.78%, 9.60% and 8.17% senior notes, issued in 1994, 1995 and 1996, respectively, are unsecured and require semi-annual interest payments through 2013. These senior notes, with aggregate $391 million principal amount, require the Partnership to make an aggregate principal payment of $37.5 million on December 1, 2002, and annual principal payments in various amounts from December 1, 2003 through 2013.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The
Partnership was in compliance with such covenants at December 31, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for public business enterprises to report financial and descriptive information about operating segments in annual financial statements on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997. The Partnership adopted this Statement for its year ended December 31, 1998 and will report financial information under the following segments: Timberlands, Manufacturing/Sawmills and Wholesale Marketing Operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Partnership does not utilize any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Partnership's financial position or results of operations.

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

DIRECTORS

ROBERT JAUNICH II, 58, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of direct investments of Fremont Investors, Inc. From 1986 until he joined Fremont Investors, Inc., Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of Consolidated Freightways, Inc. and on the boards of various other private companies.

PETER W. STOTT, 54, Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a temperature controlled regional motor carrier company located in Portland, Oregon, which employs over 350 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Trustees for the Nature Conservancy and a member of the Board of Directors for Liberty Northwest Insurance Company.

JAMES A. BONDOUX, 59, Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner's Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux was a Managing Principal of Fremont Investors since December 1984, concentrating on private ventures and special situation equity investments.

CHARLES E. CARLBOM, 64, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee. Mr. Carlbom is the Chairman of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.

RICHARD B. KELLER, 70, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Keller has been President of Keller Enterprises, Inc. since 1975. He was Senior Vice President of Western Kraft Corporation, a division of Willamette Industries, Inc. from 1970 to 1975 and held various positions with Western Kraft from 1954. Mr. Keller started his career in the forest products industry at Georgia-Pacific Corporation where he served as an Assistant to the Vice Chairman. Mr. Keller currently serves on the Board of Directors of Northwest Natural, a publicly owned natural resource service provider.

JOHN W. LARSON, 61, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

CHRISTOPHER G. MUMFORD, 53, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He has been a General Partner of Scarff, Sears & Associates in San Francisco since 1986 and a Managing Director of Questor Partners Fund, L.P., since 1996. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994, and has served as a director of several other privately owned companies.

WILLIAM L. SMITH, 57, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 25 years of experience managing timberland and developing recreational properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

EXECUTIVE OFFICERS

For a description of Peter W. Stott's background, the President and Chief Executive Officer of the Managing General Partner, see "Directors" above.

ROGER L. KRAGE, 51, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998. From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 16 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

RICHARD D. SNYDER, 51, Senior Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President. Mr. Snyder has over 26 years experience in the accounting and finance profession focusing extensively on the forest products industry. From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products. Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

W. R. ("RAY") JONES, 46, Executive Vice President of Resources of the Managing General Partner. Mr. Jones joined Crown Pacific in 1992 as Procurement and Acquisition Forester and as Divisional Land and Timber Manager in Central Oregon. Mr. Jones has over 20 years of experience in timberland management, procurement and acquisitions. From 1985 through 1992 Mr. Jones was Timber Manager for Triangle Veneer, Inc., and was a log buyer and woodlands forester for Pope and Talbot from 1979 through 1984. Prior to 1979, Mr. Jones was a service forester and Forest Practices officer for the Oregon Department of Forestry.

SANDY FULTON, 55, joined Crown Pacific in 1998 as Executive Vice President of Operations. He has over 38 years of forest product industry experience. Before joining the Partnership, Mr. Fulton was President and Chief Executive Officer of Pacific Forest Products Limited, a Canadian wood products company since 1993.

L. JAMES WEEKS, 57, Vice President of Wholesale Operations of the Managing General Partner. Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership. Mr. Weeks has over 27 years experience in the forest products industry, primarily in sales and marketing related functions. Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities. Crown Pacific acquired Maywood-Anderson in September 1996. Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978. Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

P.A. ("TONY") LEINEWEBER, 54, Vice President of Administration of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 20 years experience in managing these corporate functions.

MARK B. CONAN, 38, Vice President of Finance of the Managing General Partner. Mr. Conan joined Crown Pacific in 1993 as Tax Director and Assistant Treasurer. Mr. Conan has over 15 years experience in the accounting and finance profession, focusing primarily on taxation, mergers and acquisitions. Mr. Conan was formerly a Senior Manager at the accounting firm of Price Waterhouse LLP, and was with that firm from 1983 though 1993.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Managing General Partner's directors and executive officers, and persons who own more than ten percent of the Partnership's common units, to file reports of ownership and changes in ownership with the Commission and the NYSE. Based on the Partnership's review of the copies of such reports received by the Partnership and on written representations received by the Partnership, the Partnership believes that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1998.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer and the four other most highly compensated executive officers during the last fiscal year (together, the "named executive officers") for services rendered to the Partnership in all capacities during each of the last three fiscal years. The table also indicates the capacity in which each named executive served at the end of 1998.

                                                                                           Long Term
                                                                                          Compensation
                                                                              -------------------------------------
                                                 Annual Compensation               Awards              Payouts
                                            ------------------------------    ------------------    ---------------
                                                                                 Securities
Name and Principal Position                                                      Underlying              LTIP
                                 Year         Salary($)        Bonus($)          Options (#)        Payouts ($) (B)
----------------------------    --------    ------------     -------------    ------------------    ---------------
Peter W. Stott                   1998         645,000           450,000             53,000              12,255
President and Chief              1997         600,000           420,000             57,000                  --
Executive Officer                1996         600,000           120,000             26,000                  --

Roger L. Krage                   1998         295,000           187,500             37,000               8,600
Senior Vice President,           1997         275,191           175,000             40,000                  --
Secretary and General            1996         250,000            50,000             15,000                  --
Counsel

L. James Weeks (A)               1998         259,808            25,000             23,000               1,720
Vice President,                  1997         250,000            15,000              8,000                  --
Wholesale Operations             1996          83,333                --                 --                  --

Richard D. Snyder                1998         254,422            25,000             23,000               5,375
Senior Vice President and        1997         225,000            35,000             25,000                  --
Chief Financial Officer          1996         175,000            45,000             15,000                  --

W. Ray Jones                     1998         187,700            30,000             23,000               5,375
Executive Vice President,        1997         138,000            25,000             25,000                  --
Resources                        1996         117,000            20,000             15,000                  --

(A) 1996 salary includes compensation earned from the time Mr. Weeks joined the Partnership on September 1, 1996 through December 31, 1996.

(B) Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan.

UNIT OPTION GRANTS

The following table sets forth the number of unit options granted at fair market value under the Partnership's 1994 Unit Option Plan to the named executive officers in 1998.

                                          OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential
                                                                                               Realizable Value
                                                                                              At Assumed Annual
                                                                                             Rates of Unit Price
                                                                                               Appreciation for
                                Individual Grants (A)                                            Option Term (B)
--------------------------------------------------------------------------------------     ----------------------------
                           Number of       % of Total
                          Securities         Options
                          Underlying       Granted to
                            Options       Employees in      Exercise     Expiration
Name                        Granted        Fiscal Year    Price($/Unit)     Date              5% ($)        10% ($)
----------------------- ---------------- ---------------- ------------- --------------     ------------- --------------
Peter W. Stott                53,000          19.6%           23.75       01/01/08            791,621     2,006,123

Roger L. Krage                37,000          13.7%           23.75       01/01/08            552,632     1,400,487

L. James Weeks                23,000           8.5%           23.75       01/01/08            343,528       870,573

Richard D. Snyder             23,000           8.5%           23.75       01/01/08            343,528       870,573

W. Ray Jones                  23,000           8.5%           23.75       01/01/08            343,528       870,573

(A) Options granted in 1998 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

(B) These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the unit options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the ten-year term of the unit options. Actual gains, if any, on unit option exercises are dependent on the future performance of the Partnership's common units and overall stock market conditions. There can be no assurance that the potential realizable values reflected in this table will be achieved.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning the exercise of options during 1998 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                   Number of
                                                              Securities Underlying
                                                                   Unexercised             Value of Unexercised
                                Shares                                Options               In-The-Money Options
                               Acquired           Value            At FY-End (#)             At FY-End ($) (B)
                              On Exercise        Realized          Exercisable/                 Exercisable/
          Name                    (#)            ($) (A)           Unexercisable               Unexercisable
-------------------------    --------------     -----------   ---------------------      ---------------------------
Peter W. Stott                   7,800            62,948         5,700     / 303,835             --      / 56,784
Roger L. Krage                   4,500            38,790         4,000     / 264,835             --      / 32,760
L. James Weeks                    --                --            800       / 30,200             --      /     --
Richard D. Snyder                5,400            38,460         2,500      / 59,200             --      / 32,760
W. Ray Jones                     5,400            38,460         2,500      / 59,200             --      / 32,760

(A) Market value of the underlying common units at exercise date, minus exercise price of the options.
(B) Market value of the underlying common units at December 31, 1998, $21.25 per unit, minus exercise price of the unexercised options. No options which are currently exercisable are in-the-money.

LONG-TERM INCENTIVE PLAN AWARDS

The following table provides information concerning the grant of distribution equivalent rights ("DERs") pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan during 1998 with respect to the named executive officers.

                                   Number                Period                                    Estimated
                                  of DERs                 Until              Expiration             Future
Name                              (#) (A)            Maturation (B)             Date            Payout ($) (C)
-------------------------    ------------------    -------------------    ----------------    -------------------
Peter W. Stott                     53,000                1 year              02/15/04               699,600
Roger L. Krage                     37,000                1 year              02/15/04               488,400
L. James Weeks                     23,000                1 year              02/15/04               303,600
Richard D. Snyder                  23,000                1 year              02/15/04               303,600
W. Ray Jones                       23,000                1 year              02/15/04               303,600

(A) Under the terms of the 1997 DER Plan, participant's in the Partnership's 1994 Option Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant's account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent that the option related to the DER is vested under the 1994 Option Plan, the DER amount corresponding to the vested portion of such option will be paid to the participant.
(B) DERs granted in 1998 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.
(C) Calculated based on $2.20 per unit cash distribution annually over the six year term of the DER.

COMPENSATION OF DIRECTORS

Outside Directors of the Board of Control of the Managing General Partner receive annual retainers of $12,000 and 600 common units of Crown Pacific, plus $1,000 for each Board of Control meeting and committee meeting attended. Mr. Mumford receives $1,500 per quarter for his services as Chairman of the Audit Committee of the Board of Control. Messrs. Jaunich, Stott and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

EMPLOYEE CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Managing General Partner entered into employment agreements with Mr. Stott and Mr. Krage in December 1994. Each agreement had a term of three years, which expired December 31, 1997, but were amended to extend the expiration to December 31, 1999. The agreements include confidentiality provisions and, in the case of Mr. Stott's agreement, noncompete provisions and an involuntary termination provision pursuant to which the executive officer would receive severance pay equal to up to twelve months base salary. In Mr. Stott's agreement, the confidentiality provisions continue for 18 months following the later to occur of Mr. Stott's termination of employment or his resignation or removal from the Board, and, unless Mr. Stott is terminated without cause, the noncompete provisions continue until the earlier to occur of (i) December 31, 1999 or (ii) the later to occur of December 31, 1998 or the date on which Fremont and its affiliates dispose of substantially all of their subordinated units to an unaffiliated third party. In the case of Mr. Krage's agreement, the confidentiality provisions continue for 18 months following Mr. Krage's termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of January 29, 1999, certain information furnished to the Company with respect to ownership of the Partnership's common and subordinated units of (i) each Director, (ii) the "named executive officers", (iii) all persons known by the Partnership to be beneficial owners of more than 5 percent of its common or subordinated units, and (iv) all executive officers and Directors as a group:

                                                  COMMON UNITS                     SUBORDINATED UNITS (12)
                                           -------------------------------    ---------------------------------
                                                              PERCENT                              PERCENT
                                              NUMBER         OF UNITS             NUMBER           OF UNITS
SHAREHOLDER                                  OF UNITS       OUTSTANDING          OF UNITS        OUTSTANDING
--------------------------------------     -------------  ----------------    ---------------  ----------------
Fremont Investors, Inc. (2) (3)               296,443              1.2%          3,562,825             61.7%
SVE II, Inc. (1)                                    -                 -          2,711,318             47.0%
Sequoia Ventures Inc. (2)                           -                 -          1,466,758             25.4%
Robert Jaunich II (4)                         315,443              1.3%          5,029,583             87.1%
Peter W. Stott (5)                            660,445              2.7%          3,403,904             59.0%
James A. Bondoux (6)                                -                 -          2,711,318             47.0%
Richard B. Keller                             610,068              2.5%                  -                 -
Roger L. Krage (7)                            215,200                 *             50,919              0.9%
John W. Larson                                 45,285                 *                  -                 -
Richard D. Snyder (8)                          18,998                 *                  -                 -
W. Ray Jones (9)                               19,132                 *
L. James Weeks (10)                            12,700                 *                  -                 -
Christopher G. Mumford                          2,626                 *                  -                 -
Charles E. Carlbom                              1,150                 *                  -                 -
All executive officers and
directors as a group (15 persons)(11)       1,748,896              7.3%          5,773,088            100.0%

------------------------------------
* Less than 1% of the class.

(1) Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204. Fremont controls SVE II.
(2) Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105. Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont. As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont. Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. ("Sequoia"). Accordingly, Mr. Bechtel may be deemed to control Sequoia. Fremont controls SVE II.
(3) Subordinated units beneficially owned includes 2,711,318 subordinated units owned by SVE II, Inc.
(4) Includes (i) 296,443 common units owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director
     (ii) 851,507 subordinated units owned by Fremont Investors, Inc, of which Mr. Jaunich serves as a director, (iii) 1,466,758 subordinated units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director, and (iii) 2,711,318 subordinated units beneficially owned by SVE II, Inc., of which Mr. Jaunich is a director. Mr. Jaunich disclaims beneficial ownership of all such units other than 19,000 common units owned directly by him. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.
(5) Includes: (i) 2,711,318 subordinated units beneficially owned by SVE II, Inc., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units, (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott is a general partner and owns a 92% interest; (iii) 434,845 common units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's; and (iv) 30,600 common units subject to options exercisable within 60 days of January 29, 1999. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.
(6) All of the 2,711,318 subordinated units are beneficially owned by SVE II, Inc., of which Mr. Bondoux is a director. Mr. Bondoux disclaims beneficial ownership of such units. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.
(7) Includes 195,000 common units owned by SK Partners, of which Mr. Krage is a general partner and owns an 8% interest, and 20,200 common units subject to options exercisable within 60 days of January 29, 1999. All of the 50,919 subordinated units are owned directly by Mr. Krage. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.
(8) Includes 17,500 units subject to options exercisable within 60 days of January 29, 1999.
(9) Includes 17,500 units subject to options exercisable within 60 days of January 29, 1999.
(10) Includes 4,700 units subject to options exercisable within 60 days of January 29, 1999.
(11) Includes: (i) 1,127,253 common units and 743,507 subordinated units owned directly by the executive officers and directors as a group; (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott and Mr. Krage are general partners; and (iii) 130,200 common units subject to options exercisable within 60 days of January 29, 1999.
(12) Upon payment of the February 15, 1999 scheduled distribution and the meeting of certain financial targets, one-half of the subordinated units converted into common units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These cost reimbursements totaled $4.2 million in 1998.

During 1998, the Partnership paid $100,000 to Freemont Investors, Inc. for management services provided.

All related party transactions are conducted at arm's length.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

                                                                                           Page
                                                                                          ------
Consolidated Statement of Income for the years ended December 31, 1998, 1997 and
  1996                                                                                      F-1

Consolidated Balance Sheet - December 31, 1998 and 1997                                     F-2

Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997
  and 1996                                                                                  F-3

Consolidated Statement of Changes in Partners' Capital - December 31, 1998, 1997
  and 1996                                                                                  F-5

Notes to Consolidated Financial Statements                                                  F-6

Report of Independent Accountants                                                           F-17

Supplemental Data                                                                           F-18

The following schedule and report thereon is filed herewith:
                                                                                           Page
                                                                                          -------
Report of Independent Accountants on Financial Statement Schedule                           F-19

Schedule II               Valuation and Qualifying Accounts                                 F-20

REPORTS ON FORM 8-K

On December 2, 1998, the Partnership filed a report on Form 8-K, dated December 2, 1998, under Items 5. and 7.

EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibits incorporated by reference to a prior filing are designated by an asterik.


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

       *2.3          Stock Acquisition Agreement by and among Crown Pacific
                     Partners, CP Acquisition Co., True H. Carr as Trustee of
                     Carr Revocable Living Trust, Milan J. McMannis and Virginia
                     McMannis as Trustees of McMannis Revocable Living Trust and
                     Alliance Wholesale Lumber, Inc., dated November 10, 1997
                     (filed as Exhibit 2.3 to the Registrant's Form 10-K for the year ended December 31, 1997).

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

       *3.4          Amendment to Amended and Restated Agreement of Limited
                     Partnership of Crown Pacific Limited Partnership (filed as
                     Exhibit 3.4 to the Registrant's Form 10-K for the year ended December 31, 1997).

       *10.1         Note Purchase Agreement relating to 9.78% Senior Notes due
                     2009 (Filed as Exhibit 10.3 to Registrant's Report on Form
                     10-K for the year ended December 31, 1995).

       *10.2         Amendment No. 2 to $275,000,000, 9.78% Senior Notes due
                     December 1, 2009, dated as of January 15, 1998 (Filed as
                     Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

       *10.3         Note Purchase Agreement relating to 9.60% Senior Notes due
                     2009 (Filed as Exhibit 10.2 to Registrant's Report on Form
                     10-K for the year ended December 31, 1995).

       *10.4         Amendment No. 2 to $25,000,000, 9.60% Senior Notes due
                     December 1, 2009, dated as of January 15, 1998 (Filed as
                     Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

       *10.5 Amended and Restated Facility B Credit Agreement dated as of May 13, 1996 (Filed as Exhibit 4.3 to the Registrant's
                     Registration Statement on Form S-3 No. 333-05099).

       *10.6         Amended and Restated Credit Agreement dated as of May 13,
                     1996 (Filed as Exhibit 4.4 to the Registrant's Registration
                     Statement on Form S-3 No. 333-05099).

       *10.7         Form of Amended and Restated Facility B Credit, dated as of
                     July 31, 1996 (Filed as Exhibit 4.5 to the Registrant's
                     Statement on Form S-3 No. 333-05099).




    Exhibit No.                               Description
    -----------                               -----------

       *10.8         Form of Amended and Restated Credit Agreement , dated as of
                     July 31, 1996 (Filed as Exhibit 4.6 to the Registrant's
                     Statement on Form S-3 No. 333-05099).

       *10.9 Amended Credit Agreement with respect to a working capital credit facility and acquisition credit facility among Crown
                     Pacific Limited Partnership and certain banks in the amount up to $40,000,000 and up to $100,000,000, respectively
                     (Filed as Exhibit 10.1 to Registrant's Report on Form 10-K for the year ended December 31, 1995).

      *10.10 Second Amendment to Amended and Restated Credit Agreement dated as of July 31, 1996 (filed with the Registrant's Form
                     10-Q for the quarter ended March 31, 1997).

      *10.11 Third Amendment to Amended and Restated Credit Agreement dated as of July 31, 1996 (filed with the Registrant's Form
                     10-Q for the quarter ended September 30, 1997).

      *10.12 Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 31, 1996 (filed as Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31,
                     1997).

      *10.13 First Amendment to Amended and Restated Credit Agreement B dated as of July 31, 1996 (filed with the Registrant's Form
                     10-Q for the quarter ended March 31, 1997).

      *10.14 Second Amendment to Amended and Restated Credit Agreement B dated as of July 31, 1996 (filed with the Registrant's Form
                     10-Q for the quarter ended September 30, 1997).

       *10.15 Third Amendment to Amended and Restated Credit Agreement B, dated as of July 31, 1996 (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31,
                     1997).

      *10.16 Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 No.
                     83-85066).

      *10.17         1994 Unit Option Plan (Filed as Exhibit 10.5 to
                     Registrant's Report on Form 10-K for the year ended
                     December 31, 1995).

      *10.18         1997 Distribution Equivalent Rights Plan (filed as Exhibit
                     10.10 to the Registrant's Form 10-K for the year ended
                     December 31, 1997).

      *10.19         $55 million Purchase Price Note due to Trillium
                     Corporation, a Washington corporation, dated October 15,
                     1997 (filed with the Partnership's Form 8-K dated October
                     15, 1997).

      *10.20         $52.5 million Purchase Price Note due to Trillium
                     Corporation, a Washington corporation, dated October 15,
                     1997 (filed with the Partnership's Form 8-K dated October
                     15, 1997).

      *10.21         Lumber Supply Agreement, dated March 28, 1997 between
                     Registrant and Team Millwork, LLC (filed with the
                     Partnership's Form 10-Q for the quarter ended March 31,
                     1997).

      *10.22 Ground Lease Agreement dated as of December 19, 1997 between Crown Pacific Limited Partnership as Ground Lessor, and Selco Service Corporation, as Ground Lessee (filed as
                     Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1997).




    Exhibit No.                               Description
    -----------                               -----------
      *10.23         Lease agreement dated as of December 19, 1997 between Selco
                     Service Corporation, as Lessor and Crown Pacific Limited
                     Partnership, as Lessee and Construction Agent - Port
                     Angeles Sawmill Complex (filed as Exhibit 10.15 to the
                     Registrant's Form 10-K for the year ended December 31,
                     1997).

      *10.24 Ground Lease Agreement dated as of December 19, 1997 between Crown Pacific Limited Partnership as Ground Lessor, and Selco Service Corporation as Ground Lessee - Bonners
                     Ferry, Idaho (filed as Exhibit 10.16 to the Registrant's
                     Form 10-K for the year ended December 31, 1997).

      *10.25         Lease Agreement dated as of December 19, 1997 between Selco
                     Service Corporation as Lessor and Crown Pacific Limited
                     Partnership as Lessee and Construction Agent - Bonners
                     Ferry Circle Mill (filed as Exhibit 10.17 to the
                     Registrant's Form 10-K for the year ended December 31,
                     1997).

      *10.26 Note Purchase Agreement dated as of December 15, 1997 - $95 million Senior Notes, Series A, B and C (Filed as Exhibit
                     10.18 to the Registrant's Form 10-K for the year ended
                     December 31, 1997).

      *10.27 Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

      *10.28         Employment Agreement with Peter W. Stott (Filed as Exhibit
                     10.10 to the Registrant's Registration Statement on Form
                     S-1 No. 33-85066)

      *10.29         Amendment No. 1 effective as of January 1, 1998 to
                     Employment Agreement for Peter W. Stott dated December 22,
                     1994 (Filed as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1998).

      *10.30         Employment Agreement with Roger L. Krage (Filed as Exhibit
                     10.11 to the Registrant's Registration Statement on Form
                     S-1 No. 33-85066)

      *10.31         Amendment No. 1 effective as of January 1, 1998 to
                     Employment Agreement for Roger L. Krage dated December 22,
                     1994 (Filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1998).

        *21          List of Subsidiaries (Filed as Exhibit 21.1 to the
                     Registrant's Registration Statement on Form S-1 No.
                     33-85066).

        23           Consent of PricewaterhouseCoopers LLP.

        27           Financial Data Schedule.

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

                               By:      /s/ Peter W. Stott
                                        ------------------
                                        Peter W. Stott

                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on March 26, 1999, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant's Managing General Partner.


By:      /s/ Robert Jaunich II             Chairman of the Board of Control,
         ---------------------             Executive Committee
         Robert Jaunich II

By:      /s/  Peter W. Stott               President and Chief Executive
         -------------------               Officer & Member, Board of Control, Executive
         Peter W. Stott                    Committee, Crown Pacific Management, L.P.
                                           (Principal Executive Officer)

By:      /s/ Richard D. Snyder             Senior Vice President & Chief Financial Officer
         ---------------------             Crown Pacific Management, L.P.
         Richard D. Snyder                 (Principal Financial and Accounting Officer)

By:      /s/ Charles E. Carlbom            Member, Board of Control,
         ----------------------            Audit Committee
         Charles E. Carlbom

By:      /s/  John W. Larson               Member, Board of Control,
         -------------------               Audit Committee
         John W. Larson

By:      /s/ Christopher G. Mumford        Member, Board of Control,
         --------------------------        Audit Committee
         Christopher G. Mumford


CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)


For the Year Ended December 31,                          1998                 1997                1996
-----------------------------------------        ------------         ------------        ------------
Revenues                                             $666,965             $505,588            $401,579
Operating costs:
         Cost of products sold                        556,030              413,085             321,935
         Selling, general and
           administrative expenses                     31,489               24,070              18,636
                                                 ------------         ------------        ------------

Operating income                                       79,446               68,433              61,008
Interest expense                                       51,489               39,083              38,852
Amortization of debt issuance costs                       784                  745                 594
Other (income) expense, net                            (1,060)                 922               1,021
                                                 ------------         ------------        ------------

Net income                                       $     28,233         $     27,683        $     20,541
                                                 ------------         ------------        ------------
                                                 ------------         ------------        ------------

Net income per unit                              $       1.02         $       1.01        $       0.94
                                                 ------------         ------------        ------------
                                                 ------------         ------------        ------------

Weighted average units outstanding                 27,475,746           27,104,277          21,690,655
                                                 ------------         ------------        ------------
                                                 ------------         ------------        ------------



See accompanying Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT UNIT DATA)

December 31,                                               1998             1997
------------------                                       ---------          ----
Assets
Current assets:

         Cash and cash equivalents                        $ 21,542        $ 22,384
         Accounts receivable                                85,088          50,523
         Notes receivable                                    4,796           4,063
         Inventories                                        48,885          44,914
         Deposits on timber cutting contracts                3,492           6,656
         Prepaid and other current assets                    5,053           2,421
                                                          --------        --------

         Total current assets                              168,856         130,961

Property, plant and equipment, net                          45,558          47,325
Timber, timberlands and roads, net                         585,762         645,641
Intangible assets, net                                      21,060           1,778
Other assets                                                21,157          13,439
                                                          --------        --------

         Total assets                                     $842,393        $839,144
                                                          --------        --------
                                                          --------        --------

Liabilities and Partners' Capital
Current liabilities:

         Notes payable                                    $ 10,000        $  9,000
         Accounts payable                                   30,002          14,626
         Accrued expenses                                   22,137          25,007
         Accrued interest                                    9,023           6,144
         Current portion of long-term debt                      37           1,000
                                                          --------        --------

         Total current liabilities                          71,199          55,777

Long-term debt                                             538,521         574,500
Other non-current liabilities                                  840             628
                                                          --------        --------

Total liabilities                                          610,560         630,905
                                                          --------        --------

Commitments and contingent liabilities

Partners' capital:

         General partners                                    2,428           2,093
         Limited partners (29,876,720 and
         27,104,277 units outstanding at
         December 31, 1998 and 1997, respectively)         229,405         206,146
                                                          --------        --------

                  Total partners' capital                  231,833         208,239
                                                          --------        --------

         Total liabilities and partners' capital          $842,393        $839,144
                                                          --------        --------
                                                          --------        --------


See accompanying Notes to Consolidated Financial Statements.

------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

For the Year Ended December 31,                               1998             1997          1996
-------------------------------                           ---------         ---------        ----
Cash flows from operating activities:

         Net income                                       $  28,233         $  27,683    $  20,541
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
                  Depletion, depreciation and
                  amortization                               74,527            47,626       39,847
                  Gain on sale of property                  (11,175)           (7,430)      (8,097)
                  Other                                         309              (134)        (785)
         Net change in current assets and
         current liabilities:

                  Accounts and notes receivable             (33,618)           (5,682)      (2,120)
                  Inventories                                 1,173           (14,259)      10,748
                  Prepaid and other current
                  assets                                        446            (1,439)       5,246
                  Accounts payable and accrued
                  expenses                                    7,954            18,329         (314)
                                                          ---------         ---------     ---------
Net cash provided by operating activities                    67,849            64,694       65,066
                                                          ---------         ---------     ---------

Cash flows from investing activities:

         Additions to timberlands                           (13,753)         (175,408)    (214,761)
         Additions to timber cutting rights                 (12,215)          (13,585)     (12,842)
         Additions to property, plant
         and equipment                                       (7,616)          (11,561)     (14,660)
         Proceeds from sales of property                     19,879            20,129        9,060
         Principal payments received
         on notes                                            16,251             6,196       11,516
         Acquisition of businesses, net
         of cash                                            (15,413)               --       (6,028)
         Other investing activities                             (82)              156           (9)
                                                          ---------         ---------     ---------

Net cash used in investing activities                       (12,949)         (174,073)     (227,724)
                                                          ---------         ---------     ---------



Cash flows from financing activities:
         Proceeds from sale of partnership
         interests                                51,864              --             161,922
         Retirement of equity interests             --                --              (4,100)
         Net increase (decrease) in
         short-term borrowing                      1,000            (6,170)           (5,517)
         Proceeds from issuance of
         long-term debt                          183,244           214,500           343,000
         Repayments of long-term debt           (229,809)          (32,000)         (276,000)
         Distributions to partners               (61,073)          (59,131)          (41,294)
         Capital contributions                     1,124              --               3,329
         Debt and equity issuance costs           (1,921)           (1,786)          (11,883)
         Other financing activities                 (171)             (468)             (273)
                                               ---------         ---------         ---------
Net cash (used in) provided by
         financing activities                    (55,742)          114,945           169,184
                                               ---------         ---------         ---------
Net (decrease) increase in cash
         and cash equivalents                       (842)            5,566             6,526
Cash and cash equivalents at
         beginning of period                      22,384            16,818            10,292
                                               ---------         ---------         ---------
Cash and cash equivalents at
         end of period                         $  21,542         $  22,384         $  16,818
                                               ---------         ---------         ---------
                                               ---------         ---------         ---------


See accompanying Notes to Consolidated Financial Statements.

------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(IN THOUSANDS)


                                                General             Limited
                                                Partnership       Partnership
                                                Interests          Interests

Balances, December 31, 1995                      $    (152)        $ 107,208
Equity issuance costs                                 --              (7,456)
Issuance of partnership units                         --             161,922
Contribution of capital                              3,329              --
Redemption of Special Allocation Units                --              (4,100)
Net income for the year                                205            20,336
Distributions                                         (674)          (40,620)
                                                 ---------         ---------

Balances, December 31, 1996                          2,708           237,290
Equity issuance costs and other                       --                (311)
Net income for the year                                277            27,406
Distributions                                         (892)          (58,239)
                                                 ---------         ---------
Balances, December 31, 1997                          2,093           206,146

Equity issuance costs and other                       --              (1,563)
Issuance of partnership units                         --              56,873
Contribution of capital                              1,124              --
Net income for the year                                283            27,950
Distributions                                       (1,072)          (60,001)
                                                 ---------         ---------

Balances, December 31, 1998                      $   2,428         $ 229,405
                                                 ---------         ---------
                                                 ---------         ---------

See accompanying Notes to Consolidated Financial Statements.

------------------------------------------------------------------------

Notes to Consolidated Financial Statements

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Operations | Crown Pacific Partners, L.P. (the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the Northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and marketing of lumber and other wood products.

         Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 9.08% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

Principles of Consolidation | All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition | The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from lumber, plywood and millwork sales is recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectability of any outstanding receivable from the purchaser is assured. The allowance for doubtful accounts was $0.34 million and $0.45 million at December 31, 1998 and 1997, respectively.

Cash and Cash Equivalents | Cash and cash equivalents consist primarily of funds invested in overnight repurchase agreements. The Partnership considers all liquid investments that have original maturities of three months or less to be cash equivalents.

Inventories | Inventories at manufacturing locations, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market.

Deposits on Timber Cutting Contracts | The Partnership purchases timber under cutting contracts with government agencies and private landowners, where title to the timber does not pass until the timber is harvested and measured. Timber remaining under contract is considered to be a commitment and is not recorded as an asset or liability until it is harvested and measured. Deposits are generally required to be made on these contracts and are applied to the purchase of timber as it is harvested.

Property, Plant and Equipment | Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, including capitalized interest during construction of $0.45 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively. Maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

         Depreciation is calculated for financial reporting purposes using the straight-line method that is based on estimated useful lives as follows:

Buildings and leasehold improvements                 10 to 25 years
Machinery and equipment                              3 to 10 years

Timber and Timberlands | Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization related to roads. Amortization of the Partnership's logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 6). Changes in these estimates have no impact on the Partnership's cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.

Debt Issuance Costs | Debt issuance costs, including $0.1 million and $1.6 million of costs in 1998 and 1997, respectively, are a component of other assets and include all costs and fees incurred that are directly related to obtaining credit facilities. These costs are amortized over the term of the related credit agreement. Unamortized debt issuance costs were $7.3 million and $8.0 million at December 31, 1998 and 1997, respectively.

Income Taxes | The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders.

Accrued Expenses | Included in accrued expenses are accrued payroll and profit sharing expenses of $5.3 million and $5.1 million for the years ended December 31, 1998 and 1997, respectively (see Note 9).

Per Unit Information | Net income per unit is calculated using the weighted average number of common and subordinated units outstanding, divided into net income, after adjusting for the 1% General Partner interest.

         The Partnership adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), beginning with the year ended December 31, 1997. The adoption of SFAS 128 had no effect on earnings per unit for any years presented, as there is no significant difference between basic and diluted weighted average units outstanding.

Sales to Exporters | The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $8.3 million, $16.3 million and $20.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Use of Estimates | The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including those related to timber volumes and related depletion and amortization of costs, and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from these estimates and changes in such estimates may affect amounts reported in future periods.

Financial Instruments | All of the Partnership's significant financial instruments are recognized in its consolidated balance sheet. Carrying values approximate fair market value, unless otherwise noted (see Note 7).

Concentration of Risk | The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. The Partnership may mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both.

Environmental Costs | The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible. Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

Supplemental Cash Flow Information | The Partnership made cash payments for interest of $49,265, $39,316, and $35,936 for the years ended December 31, 1998, 1997 and 1996, respectively. The Partnership excludes non-cash transactions from the consolidated statement of cash flows. Excluded for the years ended December 31, 1998, 1997 and 1996 were $14,487, $4,667 and $10,069, respectively, representing notes received in exchange for timberland sales. Included for the year ended December 1997 are notes issued in exchange for timberland (see Note
7). Subsequent cash receipts or payments related to these notes are included in the consolidated statement of cash flows.

2. ACQUISITION OF ALLIANCE WHOLESALE LUMBER, INC.

In January 1998, the Partnership completed its acquisition of Alliance Wholesale Lumber, Inc. ("Alliance Lumber") of Phoenix, Arizona. Alliance Lumber operates three contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $29.5 million, consisting of $15.0 million in cash, $5.0 million in the Partnership's common units (210,000), and the assumption of $9.5 million of existing debt. The acquisition was accounted for as a purchase and the results of Alliance Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $18.9 million, which is being amortized over 40 years. The unaudited pro forma financial results for the year ended December 31, 1997, had the Partnership acquired Alliance Lumber on January 1, 1997, are as follows (in thousands, except per unit):

Revenue                    $602,405
Net income                 $30,962
Net income per unit        $1.12

3. INVENTORIES

Inventories consisted of the following (in thousands):


December 31,                      1998           1997
---------------------------     --------      --------
Lumber                          $ 9,512         $11,875
Logs                             24,927         29,720
Supplies                          2,720          1,224
LIFO adjustment                   1,166            916
                                --------      --------
Manufacturing inventory          38,325         43,735
Wholesale products               10,560          1,179
                                --------      --------
Total inventories               $48,885        $44,914
                                --------      --------
                                --------      --------


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


December 31,                                1998                     1997
----------------------------------        --------                 --------
Land                                      $  4,058                 $  3,880
Buildings and leasehold
improvements                                 4,275                    5,229
Machinery and equipment                     64,844                   57,722
Construction in progress                     1,856                    3,410
                                          --------                 --------
                                            75,033                   70,241
Less: accumulated depreciation             (29,475)                 (22,916)
                                          --------                 --------
Property, plant and equipment, net        $ 45,558                 $ 47,325
                                          --------                 --------
                                          --------                 --------

5. OPERATING LEASES

The Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010. The Partnership is required to pay real estate taxes and other occupancy costs under these leases. The leases have an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($16.9 million) of the facility costs as defined in the lease agreements. The semi-annual lease payments are of varying amounts, however the Partnership expenses the payments evenly over the term of the lease. The leases contain covenants similar to covenants in the Partnership's senior notes (see Note 7). Lease expense during 1998 was $0.4 million.

         At December 31, 1998, the future minimum rental payments under the operating leases are:

1999                $      2,780
2000                       3,148
2001                       4,049
2002                       4,040
2003                       4,036
Thereafter                 38,670

6. TIMBER, TIMBERLANDS AND ROADS

Timber, timberlands and roads consisted of the following (in thousands):



December 31,                                              1998          1997
------------                                            ---------      --------
Timber, timberlands and logging roads, net               $582,609      $637,353
Timber cutting rights                                       3,153         8,288
                                                        ---------      --------
Total timber and timberlands, net                        $585,762      $645,641
                                                        ---------      --------
                                                        ---------      --------

         On October 15, 1997 the Partnership purchased 65,000 acres of timberlands in Northwest Washington from Trillium Corporation for $152.5 million (the "Trillium Acquisition") (see Note 7).

         The Partnership's annual update of its timber inventory system (see
Note 1) resulted in an increase in estimated depletion rates. The revised estimate increased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 1998 by $12.7 million or $0.46 per unit. The rate adjustments for 1997 and 1996 were not significant.

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):


December 31,                                             1998        1997
------------------                                   -----------  ---------
9.78% Senior Notes due 2002 - 2009                   $  275,000    $275,000
9.60% Senior Notes due 2002 - 2009                       25,000      25,000
8.17% Senior Notes due 2003 - 2013                       91,000      91,000
7.80% Senior Notes due 2010 - 2018                       95,000      15,000
Term Note
         $55.0 million due in 1998 and
         $52.5 million due in 1999, variable rate:
         6.69% at December 31, 1998                      52,500     107,500
Term Note
         due 1997 - 1998, variable rate: 5.75%
         at December 31, 1997                                 -       1,000
Revolving Acquisition
         Line of Credit                                       -      61,000
Other                                                        58         -
                                                     ----------    ---------
                                                        538,558     575,500
Less: current portion                                       (37)     (1,000)
                                                     -----------   ---------
Long-term debt, excluding current portion            $  538,521    $574,500
                                                     -----------   ---------
                                                     -----------   ---------


The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.75% at December 31, 1998, and among other provisions, requires the Partnership to repay all outstanding indebtedness under this facility for at least 30 consecutive days during any twelve-month period. The Partnership's inventories and receivables secure the line of credit. At December 31, 1998 and 1997, the Partnership had $10.0 million and $9.0 million, respectively, outstanding under this facility. The balance outstanding on December 31, 1998 was repaid in full on January 4, 1999.

         On October 10, 1997 the Partnership renegotiated the terms of its Revolving Acquisition Line of Credit with a group of banks to provide for a $150 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets. The line of credit is unsecured and bears a floating rate of interest. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 1998 the Partnership had no outstanding balance under this facility.

         On October 15, 1997 the Partnership used $107.5 million of seller provided financing to fund the Trillium Acquisition. The notes to Trillium require monthly interest payments with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a new senior note offering in January 1998 and the $52.5 million payment in January 1999 was financed using the acquisition facility and, therefore, is classified as long-term debt in the accompanying balance sheet.

         In December 1997 the Partnership committed to issue $95 million of new senior notes. The Partnership issued $15.0 million of these notes on December 30, 1997. The proceeds from these notes were used to fund, in part, the $29.5 million acquisition of Alliance Wholesale Lumber Company on January 2, 1998. The balance of the notes was issued on January 13, 1998 to repay in part the indebtedness incurred in connection with the Trillium acquisition. The new senior notes bear an average interest rate of 7.80%.

         The Partnership's 9.78%, 9.60%, 8.17% and 7.80% senior notes are unsecured and require semi-annual interest payments through 2018. The senior note agreements require the Partnership to make annual principal payments of $37.5 million on December 1, 2002, $40.0 million in 2003, and various amounts from 2004 through 2018.

         All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1998. The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities, having a similar average maturity as the senior notes, plus 50 basis points.

         On December 31, 1998, the estimated aggregate fair value of the Partnership's senior notes was approximately equal to the carried value of $486 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

8. PARTNERS' CAPITAL, INCOME AND DISTRIBUTIONS

On December 22, 1994, the Partnership sold 9,850,000 common units in an initial public offering (the "1994 Offering"). Simultaneous to the 1994 offering, 2,510,439 common units, 5,773,088 subordinated limited partnership units and 10,000 Special Allocation Units ("SAUs") were issued to certain existing partners of the predecessor company.

         During August 1996, the Partnership sold 8,970,750 additional common units in a second public offering (the "1996 Offering"). Proceeds from the 1996 offering were $165.2 million, including $3.3 million from the General Partner, and were used to redeem the SAUs for $4.1 million and to retire a portion of the debt incurred to fund the acquisition of timberland. An additional 2,647,470 common units were sold in the 1996 offering by certain selling unitholders.

         In December 1998, the Partnership sold 2,562,443 additional common units. Proceeds of the offering were $53.0 million, including $1.1 million from the General Partners and were used to pay down borrowing on the acquisition facility. The Partnership had 24,103,632 and 21,331,189 common units outstanding at December 31, 1998 and 1997, respectively. The Partnership also had 5,773,088 subordinated units outstanding at December 31, 1998 and 1997.

Partnership Income | The Partnership's income and losses are allocated 99% to the holders of common and subordinated units and 1% to the Managing General Partner.

Cash Distributions | In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from available cash. Generally, cash distributions are paid in order of preference: first to common unitholders and, second, to the extent cash remains available, to subordinated unitholders.

         The Partnership agreement also sets forth certain cash distribution hurdle rates for the General Partner to meet in order to increase its share of the available cash flow. To the extent that the annual distribution exceeds $2.26 per unit, the General Partner receives 15% of the excess cash flow rather than the base amount of 2%. The General Partner can receive a maximum of 50% of the available excess cash flow if the annual distribution exceeds $3.62 per unit.

         The subordinated units are subordinated in right of distributions to the holders of common units. Upon payment of the February 12, 1999 distribution, 50% of the subordinated units will convert to common units. Provided that certain increases in cash distributions are paid to the holders of common and subordinated units, the remaining 50% of the subordinated units will convert to common units in 2000.

         The Managing General Partner declared distributions of $2.20 per unit, $2.15 per unit and $2.10 per unit for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Partnership's 1998, 1997 and 1996 consolidated distributions to partners included $0.6 million, $0.6 million, and $0.4 million, respectively, paid to the Managing General Partner for its 1% share of the Operating Partnership's distributions for those years. The remaining 99% of the Operating Partnership's distributions were eliminated in consolidation.

9. UNIT OPTION AND PROFIT SHARING AND EMPLOYEE SAVINGS BENEFIT PLANS

Effective December 22, 1994, the Managing General Partner adopted the 1994 Unit Option Plan (the "1994 Option Plan"). The 1994 Option Plan allows the Partnership to award or grant unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the 1994 Option Plan, the Managing General Partner can grant annual options on or about January 1, 1995 through January 1, 1999. Total options granted in any one year cannot exceed 1% of the total outstanding common and subordinated units. There were 77,400 and 35,900 units exercisable at December 31, 1998 and 1997, respectively.

         The exercise price for each annual option grant is the market price of the common units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a 10-year period. A summary of option transactions during each of the three years in the period ended December 31, 1998 is shown below:

                                    Units          Option Price
                                    --------       ------------
December 31, 1995                   173,000        $21.50
         Granted                    156,000        $18.13
         Exercised                  -              -
         Canceled                   (21,000)       $21.50
                                    --------       ------------
December 31, 1996                   308,000        $18.13 - $21.50
         Granted                    255,000        $22.00
         Exercised                  (20,700)       $18.13 - $21.50
         Canceled                   (22,000)       $18.13 - $22.00
                                    --------       ---------------
December 31, 1997                   520,300        $18.13 - $22.00
         Granted                    271,000        $23.75
         Exercised                  (52,900)       $18.13 - $21.50
         Canceled                   (9,000)        $18.13 - $21.50
                                    -------        ---------------
December 31, 1998                   729,400        $18.13 - $23.75
                                    -------        ---------------
                                    -------        ---------------

         In January 1999 the Board of Control of the Managing General Partner granted an additional 275,000 unit options with an exercise price of $21.25.

         During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per unit, as if the fair value based method of accounting defined in this statement had been applied.

         The Partnership has elected not to adopt the fair value method; however, as required by SFAS 123, the Partnership has computed for pro forma disclosure purposes, the value of options granted during years 1998, 1997 and 1996 using the Black-Scholes option pricing model. The assumptions used for unit option grants were:

                                    1998     1997     1996
                                    ----     ----     ----
Risk-free interest rate             4.75%   6.38%    5.57%
Expected years until exercise       8       8        8
Expected unit volatility            24%     21%      19%
Distribution yield                  10%     10%      10%
Fair value per unit granted         $1.50   $1.40    $0.78

If the Partnership had accounted for these stock options in accordance with SFAS 123, the Partnership's pro forma net income and net income per unit would have been reported as follows:


1998                       Net Income       Income Per Unit
----                       ----------       ---------------
As reported                $28,233            $1.02

Pro forma                  $27,909            $1.01

1997
----
As reported                $27,683            $1.01
Pro forma                  $27,467            $1.00

1996
----
As reported                $20,541            $0.94
Pro forma                  $20,484            $0.94


Effective December 22, 1994, the 1994 Option Plan provided for the granting of front end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units on December 31, 1999, with an exercise price of $21.50 per unit. Front end options will vest on December 31, 1999 and may be exercised for the period beginning on December 31, 1999 through December 31, 2004, provided all of the following conditions are met:

1)     The subordinated units must convert to common units;

2) The officer must continue his employment with the Managing General Partner through at least December 31, 1999; and

3) The Partnership must make certain minimum levels of cash distributions to common and subordinated unitholders through December 31, 1999 in excess of those required for subordinated unit conversion.

         In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the "Plan") to attract and retain certain key employees, who also have unit options outstanding under the 1994 Option Plan, by awarding them Distribution Equivalent Rights ("DERs"). A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant's account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the 1994 Option Plan, the DER amount corresponding to the vesting portion of such option will be paid to the participant. In 1998 and 1997, the Board of Control awarded 271,000 and 255,000 DERs, respectively, which will have an annual cost of $1.1 million. An additional 122,500 DERs were awarded in January 1999.

         The Partnership recorded as compensation expense the estimated cost of the front end options and DERs. The amount charged to expense was $0.4 million in 1998 and $1.4 million in 1997.

         The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. The expense related to profit sharing was $1.8 million for the year ended December 31, 1998 and $1.7 million for each of the years ended December 31, 1997 and 1996.

10. SEGMENT INFORMATION

In 1998 Crown Pacific adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For purposes of providing segment information, the Partnership classifies its business into three fundamental areas: Timberlands, consisting of the sale of logs to the Partnership's manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; and the sale of timber and timberland; Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership's professional contractor service yards. Corporate and Other includes general corporate overhead and expenses (such as LIFO) not allocated to the segments and miscellaneous operations not significant enough to be classified as a separate segment. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Partnership evaluates performance based on the operating income of each segment. The Partnership generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.


                                                   1998              1997              1996
                                                 ---------         ---------         ---------
Business Segment Net Revenues
Timberlands:
Trade                                             $189,447          $144,742          $121,537
Intersegment                                       147,295           139,992           140,624
                                                 ---------         ---------         ---------
                                                   336,742           284,734           262,161

Manufacturing:

Trade                                              198,259           219,591           235,781
Intersegment                                         4,009            16,875            18,356
                                                 ---------         ---------         ---------
                                                   202,268           236,466           254,137

Wholesale Marketing:

Trade                                              263,427           127,980            33,335
Intersegment                                        23,427              --                --
                                                 ---------         ---------         ---------
                                                   286,854           127,980            33,335

Corporate and Other:

Trade                                               15,832            13,275            10,926
Intersegment                                         9,392             6,503             6,296
                                                 ---------         ---------         ---------
                                                    25,224            19,778            17,222

Total revenues                                     851,088           668,958           566,855
Elimination of intersegment revenues              (184,123)         (163,370)         (165,276)
                                                 ---------         ---------         ---------
Total                                            $ 666,965         $ 505,588         $ 401,579
                                                 ---------         ---------         ---------
                                                 ---------         ---------         ---------

                                                      1998              1997              1996
                                                 ---------         ---------         ---------
Business Operating Income
Timberlands                                      $  81,103         $  64,021         $  60,206
Manufacturing                                        1,540            14,869             5,861
Wholesale Marketing                                  9,569             1,222               495
Corporate and Other                                (12,766)          (11,679)           (5,554)
                                                 ---------         ---------         ---------
Operating Income                                 $  79,446         $  68,433         $  61,008
Interest expense                                   (51,489)          (39,083)          (38,852)
Amortization of debt issuance costs                   (784)             (745)             (594)
Other income (expense)                               1,060              (922)           (1,021)
                                                 ---------         ---------         ---------
Net income                                       $  28,233         $  27,683         $  20,541
                                                 ---------         ---------         ---------
                                                 ---------         ---------         ---------

                                                     1998              1997              1996
                                                 ---------         ---------         ---------
Depreciation, Depletion and Amortization
Timberlands                                      $  67,194         $  42,568         $  33,971
Manufacturing                                        3,754             2,479             3,741
Wholesale Marketing                                    433                22                 8
Corporate and Other                                  3,146             2,557             2,127
                                                 ---------         ---------         ---------
Total                                            $  74,527         $  47,626         $  39,847
                                                 ---------         ---------         ---------
                                                 ---------         ---------         ---------


11. RELATED PARTIES

In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $4.2 million, $5.3 million, and $3.7 million in 1998, 1997, and 1996, respectively.

12. COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1998 and 1997, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2001. The remaining commitments were approximately $23.4 million at December 31, 1998.

         The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In the opinion of management, the Partnership's liability, if any, under any pending litigation would not materially affect its financial condition or results of operations.

13. SUBSEQUENT EVENTS

In January 1999, the Board of Control of the Managing General Partner declared the fourth quarter 1998 distribution of $0.551 per unit. The distribution will equal $16.8 million, including $0.3 million to the General Partners, and will be paid on February 12, 1999 to unitholders of record on February 4, 1999.

         In December 1998, Crown Pacific signed a letter of intent to acquire Desert Lumber, Inc. and Reno Lumber Service, Inc., which operate contractor service yards in Las Vegas and Reno, Nevada, for approximately $25 million. The transaction is expected to be completed in the first quarter of 1999.

------------------------------------------------------------------------

Report of Independent Accountants

To the Board of Control of
Crown Pacific Management
Limited Partnership and
the Partners of
Crown Pacific Partners, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Portland, Oregon
January 22, 1999

---------------------------

SUPPLEMENTAL DATA

[see accompanying Notes to Consolidated Financial statements]

consolidated quarterly information
[unaudited, in thousands, except per unit amounts]

1998                               1st Qtr             2nd Qtr             3rd Qtr             4th Qtr
----------                       ------------        ------------        ------------        ------------
Revenues                         $    153,930        $    171,690        $    171,765        $    169,580
Operating Income                       19,640              20,461              19,798              19,547
Net Income                              6,891               7,528               6,751               7,063
Net Income Per Unit              $       0.25        $       0.27        $       0.25        $       0.25

1997                               1st Qtr             2nd Qtr             3rd Qtr             4th Qtr
----------                       ------------        ------------        ------------        ------------
Revenues                         $    117,391        $    125,427        $    121,274        $    141,496
Operating Income                       16,500              16,691              16,606              18,636
Net Income                              6,697               7,370               6,766               6,850
Net Income Per Unit              $       0.24        $       0.27        $       0.25        $       0.25





common unit price trading

1998                               1st Qtr             2nd Qtr             3rd Qtr             4th Qtr
----------                       ------------        ------------        ------------        ------------
High                             $      26.94        $      29.38        $      25.44        $      24.81
Low                                     23.38               24.19               19.44               19.31
Cash Distribution
         Per Unit:               $      0.551        $      0.551        $      0.551        $      0.551

1997                               1st Qtr             2nd Qtr             3rd Qtr             4th Qtr
----------                       ------------        ------------        ------------        ------------
High                             $      23.38        $      24.25        $      26.25        $      27.00
Low                                     20.75               20.13               23.38               22.88
Cash Distribution
         Per Unit:               $      0.538        $      0.538        $      0.538        $      0.538


                        Report of Independent Accountants
                         on Financial Statement Schedule

To the Board of Control of
Crown Pacific Management Limited Partnership

Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated January 22, 1999 appearing on page F-17 of this 1998 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Portland, Oregon
January 22, 1999

                            Crown Pacific Partners, L.P.
                         Valuation and Qualifying Accounts
                        For the Year Ended December 31, 1998



---------------------------------------------------------------------------------------------------------------------------------
                   Column A                  Column B                  Column C                       Column D       Column E
---------------------------------------------------------------------------------------------------------------------------------
                                             Balance         Charged           Charged to                             Balance
                                           at Beginning    to Costs and     Other Accounts -         Deductions -      at End
                  Description               of Period        Expenses         Describe (2)           Describe (3)    of Period
------------------------------------------------------------------------- -------------------------------------------------------
Year Ended December 31, 1998 (1):

Reserves deducted from asset accounts:

Allowance for uncollectible accounts         $ 450         $ 1,504               $ 105               $ 1,719         $ 340



(1) Balances at December 31, 1996 and 1997 and activity for the years then ended were not material and are therefore not included.
(2) The amount in this column relates to the purchase of reserves with the acquisition of a business and recoveries of accounts previously written off.
(3) Charges to the accounts included in this column are for the purposes for which the reserve was created.