Form 10-Q
period 1999-03-31
CROWN PACIFIC PARTNERS L P
filed 1999-05-17
CIK 930735

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

                     --------------------------------------


         (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-24976

                     --------------------------------------

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

                     --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       COMMON UNITS                                  27,414,704
         (Class)                            (Outstanding at May 13, 1999)

                          CROWN PACIFIC PARTNERS, L.P.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                    PAGE
------------------------------                                                                    ----
Item 1.  Financial Statements

         Consolidated Statement of Income - Quarters Ended March 31, 1999 and 1998                  2

         Consolidated Balance Sheet - March 31, 1999 and December 31, 1998                          3

         Consolidated Statement of Cash Flows - Quarters Ended March 31, 1999 and 1998              4

         Notes to Consolidated Financial Statements                                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                14

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                          14

Signature                                                                                          15


                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CROWN PACIFIC PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)

                                   (UNAUDITED)


                                                      FOR THE QUARTER ENDED MARCH 31,
                                                      -------------------------------
                                                         1999                 1998
                                                     ------------         ------------
Revenues .........................................   $    172,276         $    153,930

Operating costs:
  Cost of products sold ..........................        143,165              127,194
  Selling, general and administrative expenses ...          8,984                7,096
                                                     ------------         ------------

Operating income .................................         20,127               19,640

Interest expense .................................         12,137               12,995
Amortization of debt issuance costs ..............            151                  216
Other expense (income), net ......................            144                 (462)
                                                     ------------         ------------

Net income .......................................   $      7,695         $      6,891
                                                     ------------         ------------
                                                     ------------         ------------

Net income per unit ..............................   $       0.25         $       0.25
                                                     ------------         ------------
                                                     ------------         ------------

Weighted average units outstanding ...............     30,022,946           27,314,277
                                                     ------------         ------------
                                                     ------------         ------------

   The accompanying notes are an integral part of this financial statement.

                          CROWN PACIFIC PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                     ASSETS

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1999                1998
                                                                                (UNAUDITED)
                                                                               ------------        ------------
Current assets:
  Cash and cash equivalents ................................................   $     24,255        $     21,542
  Accounts receivable ......................................................        107,889              85,088
  Notes receivable .........................................................          4,394               4,796
  Inventories ..............................................................         55,680              48,885
  Deposits on timber cutting contracts .....................................          2,955               3,492
  Prepaid and other current assets .........................................          5,484               5,053
                                                                               ------------        ------------

     Total current assets ..................................................        200,657             168,856
Property, plant and equipment, net of accumulated depreciation
   of $32,116 and $29,475 ..................................................         50,858              45,558
Timber, timberlands and roads, net .........................................        575,889             585,762
Intangible assets, net of accumulated amortization
   of $741 and $607 ........................................................         31,011              21,060
Other assets ...............................................................         22,760              21,157
                                                                               ------------        ------------

     Total assets ..........................................................   $    881,175        $    842,393
                                                                               ------------        ------------
                                                                               ------------        ------------

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Notes payable ............................................................   $     22,000        $     10,000
  Accounts payable .........................................................         37,337              30,002
  Accrued expenses .........................................................         23,604              22,137
  Accrued interest .........................................................         13,095               9,023
  Current portion of long-term debt ........................................             36                  37
                                                                               ------------        ------------

     Total current liabilities .............................................         96,072              71,199
Long-term debt .............................................................        552,605             538,521
Other non-current liabilities ..............................................            831                 840
                                                                               ------------        ------------
                                                                                    649,508             610,560
                                                                               ------------        ------------

Commitments and contingent liabilities

Partners' capital:
    General partners .......................................................          2,168               2,428
    Limited partners (30,301,248 and 29,876,720 units
     outstanding at March 31, 1999 and December 31, 1998,
     respectively) .........................................................        229,499             229,405
                                                                               ------------        ------------
      Total partners' capital ..............................................        231,667             231,833
                                                                               ------------        ------------

      Total liabilities and partners' capital ..............................   $    881,175        $    842,393
                                                                               ------------        ------------
                                                                               ------------        ------------


     The accompanying notes are an integral part of this balance sheet.

                          CROWN PACIFIC PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                     FOR THE QUARTER ENDED MARCH 31,
                                                                ----------------------------------------
                                                                        1999                1998
                                                                   --------------      --------------
Cash flows from operating activities:
  Net income ....................................................    $      7,695        $      6,891
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depletion, depreciation and amortization ..................          14,643              14,414
      Gain on sale of property ..................................          (1,265)             (3,597)
  Net change in current assets and current
    liabilities, net of effects of business combination:
      Accounts and notes receivable .............................         (21,546)            (16,413)
      Inventories ...............................................          (2,027)              7,997
      Deposits on timber cutting contracts ......................             537                 985
      Prepaid and other current assets ..........................          (1,716)             (1,014)
      Accounts payable and accrued expenses .....................          10,932              10,151
                                                                     ------------        ------------
Net cash provided by operating activities .......................           7,253              19,414
                                                                     ------------        ------------

Cash flows from investing activities:
  Additions to timberlands ......................................          (1,633)             (2,700)
  Additions to timber cutting rights ............................          (2,350)             (2,551)
  Additions to equipment ........................................          (5,617)             (1,309)
  Proceeds from sales of property ...............................           2,755               5,260
  Principal payments received on notes ..........................           5,428                  38
  Purchase of business ..........................................          (3,114)            (15,413)
  Other investing activities ....................................            (779)                (11)
                                                                     ------------        ------------
Net cash used by investing activities ...........................          (5,310)            (16,686)
                                                                     ------------        ------------

Cash flows from financing activities:
  Net increase in short-term borrowings .........................          12,000                   -
  Proceeds from issuance of long-term debt ......................           5,653             148,250
  Repayments of long-term debt ..................................             (12)           (140,257)
  Contributions of capital ......................................               -                  50
  Distributions to partners .....................................         (16,800)            (14,997)
  Debt and equity issuance costs ................................             (62)               (548)
  Other financing activities ....................................              (9)                (76)
                                                                     ------------        ------------
Net cash provided (used) by financing activities ................             770              (7,578)
                                                                     ------------        ------------

Net increase (decrease) in cash and cash equivalents ............           2,713              (4,850)
Cash and cash equivalents at beginning of period ................          21,542              22,384
                                                                     ------------        ------------

Cash and cash equivalents at end of period ......................    $     24,255        $     17,534
                                                                     ------------        ------------
                                                                     ------------        ------------


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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1998 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 1999 and 1998 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of common and subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $77 and $69 for the three months ended March 31, 1999 and 1998, respectively. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both subordinated and common units.

NOTE 2: INVENTORIES

Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:


                                                     MARCH 31, 1999                 DECEMBER 31, 1998
                                                     --------------                 -----------------
Lumber                                                   $ 10,358                          $ 9,512
Logs                                                       17,666                           24,927
Supplies                                                    2,968                            2,720
LIFO adjustment                                             1,705                            1,166
                                                          -------                          -------
Manufacturing inventory                                    32,697                           38,325
Wholesale products                                         22,983                           10,560
                                                          -------                          -------
  Total                                                   $55,680                          $48,885
                                                          -------                          -------
                                                          -------                          -------


NOTE 3: TIMBER, TIMBERLANDS AND ROADS

In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net decrease in depletion costs for the first quarter of 1999 of approximately $0.2 million, or $0.01 per unit, and a net increase in depletion costs for the first quarter of 1998 of approximately $2.0 million, or $0.07 per unit, with no impact on cash flow.

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                     1999                      1998
                                                              -----------------        -------------------
Cash paid during the period for interest                           $8,130                     $6,669
Business assets acquired with debt and equity                      19,200                     14,500


NOTE 5: ACQUISITION OF DESERT LUMBER, INC. AND RENO LUMBER SERVICE, INC.

In March 1999, the Partnership acquired Desert Lumber, Inc. and Reno Lumber Service, Inc. (collectively "Desert Lumber"), which operate contractor service yards in Las Vegas and Reno, Nevada, for approximately $24.3 million (excluding contingent future payments of $3.0 million), which consisted of $5.1 million of cash, $9.0 million in Partnership units and the assumption of $10.2 million of debt and other liabilities. The acquisition was accounted for as a purchase and the results of Desert Lumber have been included since the acquisition date. Goodwill related to this acquisition was $10.0 million and is being amortized over 40 years. The unaudited pro forma results for the quarters ended March 31, 1999 and 1998, had the Partnership acquired Desert Lumber on January 1, 1998, are as follows:


                                              THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------
                                              1999                    1998
                                       -----------------       ----------------
Revenue                                     $ 180,690              $ 169,965
Net income                                      7,969                  7,581
Net income per unit                              0.26                   0.27


NOTE 6: SEGMENT REPORTING

The Partnership classifies its operations into three fundamental businesses:
(1) Timberlands, consisting of the sale of logs to the Partnership's manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; (2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and (3) Wholesale Marketing, consisting of the trading of various forest products and distribution of lumber and panel products through the Partnership's professional contractor service yards. Transfers between segments are generally at prices which management believes reflect current market prices.

The following summarizes the Partnership's segment information:


                                            THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------
Revenues (in thousands)                    1999                     1998
----------------------------------     ------------             ------------
Timberlands:
  Trade                                 $ 33,094                 $ 46,048
  Intersegment                            39,363                   36,917
                                       ------------             ------------
                                          72,457                   82,965
Manufacturing:
  Trade                                   55,285                   49,673
  Intersegment                             3,646                    1,275
                                       ------------             ------------
                                          58,931                   50,948
Wholesale Marketing:
  Trade                                   80,174                   53,882
  Intersegment                             7,711                    5,696
                                       ------------             ------------
                                          87,885                   59,578
Corporate and Other:
  Trade                                    3,723                    4,327
  Intersegment                               798                    4,121
                                       ------------             ------------
                                           4,521                    8,448
Total:
  Total Revenue                          223,794                  201,939
  Less Intersegment                      (51,518)                 (48,009)
                                       ------------             ------------
  Net Revenue                           $172,276                 $153,930
                                       ------------             ------------
                                       ------------             ------------



                                            THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------
Operating income (in thousands)            1999                     1998
----------------------------------     ------------             ------------
Timberlands                             $ 16,730                 $ 21,107
Manufacturing                              2,574                     (825)
Wholesale                                  3,301                    2,075
Corporate and Other                       (2,478)                  (2,717)
                                       ------------             ------------
Operating Income                          20,127                   19,640
Interest Expense                         (12,137)                 (12,995)
Other                                       (295)                     246
                                       ------------             ------------
Net Income                               $ 7,695                  $ 6,891
                                       ------------             ------------
                                       ------------             ------------


NOTE 7: SUBSEQUENT EVENTS

On April 20, 1999, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.4 million (including $0.4 million to the General Partners) and will be paid on May 14, 1999 to unitholders of record on May 6, 1999.

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

FORWARD-LOOKING STATEMENTS

Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding the Partnership's expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. The Partnership's business and prospects are subject to a number of risks, including the volatility of global timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, as well as the substantial capital expenditures required to supply its operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where the Partnership's products are sold, including Southeast Asia and Japan. Other risk factors include the value of the U.S. dollar against foreign currencies and the ability of the Partnership to implement its business strategy. These and other risks are described in the Partnership's registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q and reports to unitholders, which are available from the Partnership or the United States Securities and Exchange Commission.

FINANCIAL CONDITION

The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Cash provided by operating activities was $7.3 million and $19.4 million for the three-month periods ended March 31, 1999 and 1998, respectively. Working capital increased to $104.6 million at March 31, 1999 compared to $97.7 million at December 31, 1998. The decrease in cash provided by operating activities and the increase in working capital are primarily a result of increased accounts receivable and inventory balances related to the Partnership's wholesale operations.

Net cash used in investing activities of $5.3 million resulted from the acquisition of Desert Lumber and Reno Lumber and additions to timberlands, equipment and timber cutting rights, which was partially offset by proceeds from sales of properties and principal payments received on notes.

Net cash provided by financing activities of $0.8 million resulted primarily from a $12.0 million net increase in short-term borrowings and $5.7 million net proceeds from long-term debt, offset by distributions to partners of $16.8 million.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, consisting of additions to timber cutting rights and additions to property, plant and equipment, were $8.0 million in the first quarter of 1999, and are expected to total approximately $18 million during all of 1999. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $1.6 million in the first quarter of 1999. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.75% at March 31, 1999, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The line of credit is secured by the Partnership's inventories and receivables. At March 31, 1999, the Partnership had $22 million outstanding under this facility, which has subsequently been repaid.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At March 31, 1999, the Partnership had $66.6 million outstanding under this facility related to the final payment on the notes related to the Trillium acquisition, with a weighted average interest rate of 6.1% at March 31, 1999.

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

The Partnership's 9.78%, 9.60% and 8.17% senior notes, issued in 1994, 1995 and 1996, respectively, are unsecured and require semi-annual interest payments through 2013. These senior notes, with an aggregate $391 million principal amount, require the Partnership to make an aggregate principal payment of $37.5 million on December 1, 2002, and annual principal payments in various amounts from December 1, 2003 through 2013.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

GENERAL

Net revenues during the first quarter ended March 31, 1999 increased 11.9% to $172.3 million, from $153.9 million in the same quarter in 1998. The $18.3 million increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, partially offset by decreases in log and property sales from the timberland operations.

Cost of sales as a percentage of sales increased to 83.1% in the first quarter of 1999, compared to 82.6% in the same quarter of 1998. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, and lower sales realizations for lumber, partially offset by a change in the reserve for LIFO inventories during the first quarter of 1999. A similar LIFO benefit is expected to be booked in each of the remaining quarters of 1999.

Selling, general and administrative expenses increased $1.9 million to $9.0 million in the first quarter of 1999, compared to $7.1 million in the first quarter of 1998, primarily as a result of the growth of the wholesale operations including the addition of Desert Lumber for one month of 1999. Selling, general and administrative expenses represented 5.2% of sales in the first quarter of 1999 and 4.6% of sales in the same quarter of 1998.

Interest expense decreased $0.9 million to $12.1 million in the first quarter of 1999, from $13.0 million in the same quarter of 1998. The decrease is primarily a result of lower average debt balances during the first quarter of 1999 compared to the first quarter of 1998 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

Other expense, net of $0.1 million in the first quarter of 1999 includes a $0.5 million charge to set up a reserve for an expected loss related to the auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

TIMBERLANDS

Total external log sales, including stumpage sales, but excluding property sales, were $30.3 million, or 17.6% of sales in the first quarter of 1999, compared to $40.7 million, or 26.4% of sales in the comparable quarter of 1998.

Average external domestic prices received for logs sold from the various tree farms, excluding pulpwood, were as follows:


                                    QUARTER ENDED MARCH 31,

                              ----------------------------------
REGION                              1999               1998              % CHANGE
--------------------------    ---------------     --------------     ----------------
Olympic tree farm             $357/MBF            $443/MBF                 (19.4)%
Oregon tree farm              $388/MBF            $432/MBF                 (10.2)%
Inland tree farm              $491/MBF            $300/MBF                   63.7%
Hamilton tree farm            $352/MBF            $385/MBF                  (8.6)%


Decreases at the Olympic, Oregon and Hamilton tree farms are primarily a result of increased stumpage sales in the first quarter of 1999 compared to the first quarter of 1998, offset in part by an increase in prices received for logs. Prices received for stumpage sales are lower than those received for logs, which include the price of logging.

The increase at the Inland tree farm is a result of a higher priced stumpage sale of cedar logs that are no longer being forecast to be run through the Inland mill.

Domestic external log sales volumes decreased 32.3% in the first quarter of 1999 to 62.4 million board feet (MMBF), compared to 92.2 MMBF in the same quarter of 1998 primarily as a result of increased internal sales to the new Bonners Ferry and Port Angeles saw mills. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet
(MBF)):


                                    QUARTER ENDED MARCH 31,

                              ----------------------------------
REGION                              1999               1998              % CHANGE
--------------------------    ---------------     --------------     ----------------
Olympic tree farm                  23,114             21,877                5.7%
Oregon tree farm                    1,752             19,028             (90.8)%
Inland tree farm                   22,478             25,762             (12.7)%
Hamilton tree farm                 15,047             25,538             (41.1)%
                              ---------------     --------------     ----------------
  Total                            62,391             92,205             (32.3)%
                              ---------------     --------------     ----------------
                              ---------------     --------------     ----------------


Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $2.0 million, or 1.2% of sales in the first quarter of 1999, compared to $1.3 million, or 0.8% of sales for the same quarter in 1998. Prices received for export logs increased 10.2% to $624/MBF while sales volumes increased 44.8% to 3.2 MMBF in the first quarter of 1999 from levels experienced in the same quarter of 1998. The increases in price and volume are primarily a result of the Asian economies needing to replenish depleted inventories.

Revenue and operating income from property sales in the first quarter of 1999 were $2.7 million and $1.3 million, respectively, compared to $5.2 million and $3.4 million, respectively in the first quarter of 1998. There was only one parcel sold in the first quarter of 1999 compared to several parcels in the first quarter of 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in both Oregon and northwest Washington.

Overall operating income from timberlands, including property sales, decreased 20.9% to $16.7 million in the first quarter of 1999 from $21.1 million in the first quarter of 1998, primarily as a result of decreases in external log sales and fewer property sales in the first quarter of 1999 compared to the first quarter of 1998 as discussed above.

MANUFACTURING

Lumber sales, excluding sales of lumber products through the wholesale division, were $55.3 million, or 32.1% of sales in the first quarter of 1999, compared to $49.7 million, or 32.3% of sales in the same quarter of 1998.

Average external prices received for lumber in the various regions were as follows:


                                    QUARTER ENDED MARCH 31,

                              ----------------------------------
REGION                              1999               1998              % CHANGE
--------------------------    ---------------     --------------     ----------------
Oregon                        $599/MBF            $568/MBF                  5.5%
Inland                        $350/MBF            $420/MBF               (16.7)%
Washington                    $286/MBF            $332/MBF               (13.9)%


The decreases at the Inland and Washington regions are primarily a result of a planned concentration on fewer species, which have a lower sales realization. This change allows the Partnership to increase its overall throughput, therefore decreasing manufacturing costs, and lowering the amount of inventory at each of the mills.

External lumber sales volumes increased 19.9% in the first quarter of 1999 to
120.2 MMBF compared to 100.3 MMBF in the same period of 1998. External sales volumes from the various regions were as follows (in MBF):


                                   QUARTER ENDED MARCH 31,

                              ---------------------------------
REGION                              1999              1998             % CHANGE
--------------------------    ---------------    --------------    ----------------
Oregon                             44,324            45,368               (2.3)%
Inland                             50,815            46,495                 9.3%
Washington                         25,109             8,431               197.8%
                              ---------------    --------------    ----------------
   Total                          120,248           100,294                19.9%
                              ---------------    --------------    ----------------
                              ---------------    --------------    ----------------


The increases at the Inland and Washington regions are primarily as a result of production from the newly constructed Bonners Ferry and Port Angeles saw mills that came on line during the fourth quarter of 1998.

By-product and other revenues accounted for 2.3% of sales in the first quarter of 1999, compared to 2.2% of sales in the same quarter of 1998. Residual wood chip prices increased to $68 per bone dry unit (BDU) in the first quarter of 1999 compared to $61/BDU in the first quarter of 1998. Prices are expected to remain at current levels throughout 1999 as the Partnership benefits from favorable contracts in both the Inland and Washington regions.

Operating income from manufacturing increased to $2.6 million in the first quarter of 1999 from a loss of $0.8 million in the first quarter of 1998. The increase is primarily a result of efficiencies and cost reductions realized at existing mills as well as achieving production goals at the new Bonners Ferry and Port Angeles mills.

WHOLESALE MARKETING

External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $80.2 million, or 46.5% of sales in the first quarter of 1999, compared to $53.9 million, or 35.0% of sales in the first quarter of 1998. Operating income from wholesale operations increased 59.1% to $3.3 million in the first quarter of 1999 from $2.1 million in the first quarter of 1998. The increases in revenue and operating income are a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at existing service yards.

YEAR 2000 ISSUES

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Partnership has established a plan to address the Year 2000 issue, which consists of the following phases:

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

The Partnership has substantially completed its identification and assessment of all operating systems and data servers, business and financial reporting systems, personal computer and peripheral equipment and communication and other facility support systems. The majority of all business and financial reporting systems have been replaced with third-party Year 2000 compliant software. All other non-manufacturing systems have been or are in the process of being modified for Year 2000. The identification and assessment of manufacturing systems will be completed by May 31, 1999. Necessary modification of manufacturing systems is anticipated to be completed by June 30, 1999. Testing of all systems is scheduled to be completed by September 30, 1999. In addition, the Partnership has identified and is in the process of surveying its critical customers and vendors with respect to their progress on Year 2000 issues. This is expected to be completed by June 30, 1999.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Partnership is not currently utilizing any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Partnership's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

         EXHIBIT NO. AND DESCRIPTION
         27       Financial Data Schedule

(b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 13, 1999        CROWN PACIFIC PARTNERS, L.P.

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