Form 10-Q
period 1999-06-30
CROWN PACIFIC PARTNERS L P
filed 1999-08-12
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 1999
OR
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

Yes         X             No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units	27,414,704
(Class)	(Outstanding at August 6, 1999)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Income
(In thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,
	1999	1998

Revenues	$199,070	$171,690

Operating costs:
Cost of products sold	165,955	143,737
Selling, general and administrative expenses	10,475	7,492
Operating income	22,640	20,461
Interest expense	12,183	12,923
Amortization of debt issuance costs	169	216

Other expense (income), net	387	(206)

Net income	$9,901	$7,528

Basic and diluted net income per unit	$0.32	$0.27

Weighted average units outstanding	30,301,248	27,314,277

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Income
(In thousands, except unit and per unit data)
(Unaudited)

	For the Six Months Ended June 30,
	1999	1998

Revenues	$371,346	$325,620

Operating costs:
Cost of products sold	309,120	270,931
Selling, general and administrative expenses	19,459	14,588

Operating income	42,767	40,101

Interest expense	24,320	25,918
Amortization of debt issuance costs	320	432
Other expense (income), net	531	(668)

Net income	$17,596	$14,419

Basic and diluted net income per unit	$0.58	$0.52

Weighted average units outstanding	30,162,866	27,314,277

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet
(In thousands, except unit data)

Assets

	June 30,	December 31,
	1999	1998
	(Unaudited)

Current assets:
Cash and cash equivalents	$21,337	$21,542
Accounts receivable, net of allowances of $505 and $340	117,754	85,088
Notes receivable	5,449	4,796
Inventories	55,591	48,885
Deposits on timber cutting contracts	3,178	3,492
Prepaid and other current assets	4,411	5,053

Total current assets	207,720	168,856
Property, plant and equipment, net of accumulated depreciation of $32,067 and $29,475	50,399	45,558
Timber, timberlands and roads, net	578,441	585,762
Intangible assets, net of accumulated amortization of $875 and $607	30,894	21,060
Other assets	23,813	21,157

Total assets	$891,267	$842,393

Liabilities and Partners' Capital

Current liabilities:
Notes payable	$17,000	$10,000
Accounts payable	55,706	30,002
Accrued expenses	23,749	22,137
Accrued interest	9,573	9,023
Current portion of long-term debt	16	37
Total current liabilities	106,044	71,199
Long-term debt	560,113	538,521
Other non-current liabilities	819	840
	666,976	610,560

Commitments and contingent liabilities

Partners' capital:
General partners	2,098	2,428
Limited partners (30,301,248 and 29,876,720 units outstanding at March 31, 1999 and December 31, 1998, respectively)	222,193	229,405

Total partners' capital	224,291	231,833

Total liabilities and partners' capital	$891,267	$842,393

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	1999	1998
Cash flows from operating activities:
Net income	$17,596	$14,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	29,142	29,459
Gain on sale of property	(8)	(8,301)
Other	1	175
Net change in current assets and current liabilities:
Accounts and notes receivable	(37,982)	(21,517)
Inventories	(1,938)	15,851
Deposits on timber cutting contracts	314	524
Prepaid and other current assets	(2,195)	(643)
Accounts payable and accrued expenses	25,573	8,313
Net cash provided by operating activities:	30,503	38,280

Cash flows from investing activities:
Additions to timberlands	(7,407)	(7,250)
Additions to timber cutting rights	(11,499)	(3,989)
Additions to equipment	(9,071)	(3,483)
Proceeds from sales of property	3,749	12,290
Principal payments received on notes	11,461	67
Purchase of businesses	(3,114)	(15,413)
Other investing activities	(796)	(82)
Net cash used in investing activities	(16,677)	(17,860)

Cash flows from financing activities:
Net increase in short-term borrowings	7,000	7,500
Proceeds from issuance of long-term debt	13,152	183,244
Repayments of long-term debt	(23)	(177,271)
Distributions to partners	(34,243)	(30,355)
Debt and equity issuance costs.	(80)	(646)
Other financing activities	163	(25)
Net cash used in financing activities	(14,031)	(17,553)

Net increase (decrease) in cash and cash equivalents	(205)	2,867
Cash and cash equivalents at beginning of period	21,542	22,384

Cash and cash equivalents at end of period	$21,337	$25,251

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per unit amounts or as otherwise indicated)
(Unaudited)

1:  Organization and Basis of Presentation
Crown Pacific Partners, L.P. (“Crown Pacific” or the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1998 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six-month periods ended June 30, 1999 and 1998 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income per unit was calculated using the weighted average number of common and subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $99 and $75 for the three months ended June 30, 1999 and 1998, respectively, and $176 and $144 for the six months ended June 30, 1999 and 1998, respectively. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both subordinated and common units.

Note 2:  Inventories
Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	June 30, 1999	December 31, 1998
Lumber	$9,313	$9,512
Logs	20,192	24,927
Supplies	3,209	2,720
LIFO adjustment	2,014	1,166
Manufacturing inventory	34,728	38,325
Wholesale products	20,863	10,560
Total	$55,591	$48,885

Note 3:  Timber, Timberlands and Roads
In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net decrease in depletion costs for the first half of 1999 of approximately $0.6 million, or $0.02 per unit, and a net increase in depletion costs for the first half of 1998 of approximately $3.9 million, or $0.14 per unit, with no impact on cash flow.

Note 4:  Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is as follows:

	Six months ended June 30,
	1999	1998
Cash paid during the period for interest	$23,967	$23,543
Business assets acquired with debt and equity	19,200	14,500

Note 5:  Acquisition of Desert Lumber, Inc. and Reno Lumber Service, Inc.
In March 1999, the Partnership acquired Desert Lumber, Inc. and Reno Lumber Service, Inc. (collectively “Desert Lumber”), which operate contractor service yards in Las Vegas and Reno, Nevada, for approximately $24.3 million (excluding contingent future payments of $3.0 million), which consisted of $5.1 million of cash, $9.0 million in Partnership units and the assumption of $10.2 million of debt and other liabilities. The acquisition was accounted for as a purchase and the results of Desert Lumber have been included since the acquisition date. Goodwill related to this acquisition was $10.0 million and is being amortized over 40 years. The unaudited pro forma results for the six months ended June 30, 1999 and 1998, had the Partnership acquired Desert Lumber on January 1, 1998, are as follows:

	Six Months Ended June 30,
	1999	1998
Revenue	$379,754	$358,564
Net income	17,904	16,200
Net income per unit	0.58	0.58

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

The following summarizes the Partnership's segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands)	1999	1998	1999	1998
Timberlands:
Trade	$24,025	$57,156	$57,119	$103,204
Intersegment	44,803	39,829	84,166	76,746
	68,828	96,985	141,285	179,950
Manufacturing:
Trade	69,779	50,024	125,064	99,697
Intersegment	3,419	487	7,065	1,762
	73,198	50,511	132,129	101,459
Wholesale Marketing:
Trade	101,916	60,342	182,090	114,224
Intersegment	7,246	4,694	14,957	10,390
	109,162	65,036	197,047	124,614
Corporate and Other:
Trade	3,350	4,168	7,073	8,495
Intersegment	1,131	4,122	1,929	8,243
	4,481	8,290	9,002	16,738
Total:
Total Revenue	255,669	220,822	479,463	422,761
Less Intersegment	(56,599)	(49,132)	(108,117)	(97,141)
Net Revenue	$199,070	$171,690	$371,346	$325,620

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (in thousands)	1999	1998	1999	1998
Timberlands	$14,106	$22,487	$30,836	$43,594
Manufacturing	8,929	(768)	11,503	(1,593)
Wholesale	3,357	2,159	6,658	4,234
Corporate and Other	(3,752)	(3,417)	(6,230)	(6,134)
Operating Income	22,640	20,461	42,767	40,101
Interest Expense	(12,183)	(12,923)	(24,320)	(25,918)
Other	(556)	(10)	(851)	236
Net Income	$9,901	$7,528	$17,596	$14,419

Note 7:  Distributions
On April 20, 1999, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution was $17.4 million (including $0.4 million to the General Partners) and was paid on May 14, 1999 to unitholders of record on May 6, 1999.

Note 8:  Subsequent Events
On July 20, 1999, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.4 million (including $0.4 million to the General Partners) and will be paid on August 13, 1999 to unitholders of record on August 5, 1999.

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

Financial Condition
The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Working capital increased to $101.7 million at June 30, 1999 compared to $97.7 million at December 31, 1998. Cash provided by operating activities was $30.5 million and $38.3 million for the six-month periods ended June 30, 1999 and 1998, respectively. The net decrease in cash provided by operating activities is primarily a result of increased accounts receivable and inventory, partially offset by an increase in accounts payable balances related to the Partnership's wholesale operations.

Net cash used in investing activities of $16.7 million resulted from additions to timberlands and timber cutting rights, equipment and acquisition of businesses, partially offset by proceeds from sales of properties and principal payments received on notes.

Net cash used by financing activities of $14.0 million resulted primarily from distributions to partners of $34.2 million, partially offset by a $7.0 million net increase in short-term borrowings and $13.2 million in net proceeds from long-term debt.

Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Capital expenditures, consisting of additions to timber cutting rights and additions to property, plant and equipment, were $20.6 million in the first half of 1999, and are expected to total approximately $30.0 million during all of 1999. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $7.4 million in the first half of 1999. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.75% at June 30, 1999, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The last 30 day consecutive period without borrowing was the 30 days ended May 13, 1999. The line of credit is secured by the Partnership's inventories and receivables. At June 30, 1999, the Partnership had $17.0 million outstanding under this facility.

The Partnership also has an Acquisition Facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of additional timber, timberlands and related assets. The Acquisition Facility is unsecured and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At June 30, 1999, the Partnership had $74.1 million outstanding under this facility, with a weighted average interest rate of 6.1% at June 30, 1999.

The Partnership's 9.78%, 9.60%, 8.17% and 7.8% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, are unsecured and require semi-annual interest payments through 2018. These senior notes, with an aggregate $486 million principal amount, require the Partnership to make an aggregate principal payment of $37.5 million on December 1, 2002, and annual principal payments in various amounts from December 1, 2003 through 2018.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at June 30, 1999.

Results of Operations
Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

General
Net revenues during the second quarter ended June 30, 1999 increased 15.9% to $199.1 million, from $171.7 million in the same quarter in 1998. The $27.4 million increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, partially offset by decreases in log and property sales from the timberland operations.

Operating income as a percentage of revenues decreased to 11.4% in the second quarter of 1999, compared to 11.9% in the same quarter of 1998 due to a higher percentage of wholesale activities. Excluding wholesale operations, operating income as a percent of revenue increased to 19.8% in the second quarter of 1999 compared to 16.4% for the same quarter in 1998 as a result of favorable increases in lumber prices and improved manufacturing efficiencies.

Selling, general and administrative expenses increased $3.0 million to $10.5 million (5.3% of revenues) in the second quarter of 1999, compared to $7.5 million (4.4% of revenues) in the second quarter of 1998. The increases are primarily a result of the growth of the wholesale operations including the addition of Desert Lumber in March 1999 and $650,000 of expense related to front end stock options granted at the time of the Partnership's initial public offering.

Interest expense decreased $0.7 million to $12.2 million in the second quarter of 1999, from $12.9 million in the second quarter of 1998. The decrease is primarily a result of lower average debt balances during the second quarter of 1999 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

Other expense of $0.4 million in the second quarter of 1999 includes a $0.9 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands
Total external sales decreased $33.1 million to $24.0 million, or 12.1% of revenue in the second quarter of 1999, compared to $57.2 million, or 33.3% of revenue in the comparable quarter of 1998. Internal sales of logs to manufacturing increased $5.0 million to $44.8 million in the second quarter of 1999, compared to $39.8 million in the second quarter of 1998, primarily as a result of intersegment sales to the Port Angeles sawmill.

Overall operating income from timberlands, including property sales, decreased 37.3% to $14.1 million in the second quarter of 1999 from $22.5 million in the second quarter of 1998, primarily as a result of a 15.6% reduction in fee harvest and reduced property sales in the second quarter of 1999 compared to the second quarter of 1998.

Domestic Log Sales
Average external domestic prices received for logs, including stumpage but excluding pulpwood, from the various tree farms were as follows (dollars per thousand board feet “MBF”):

	Quarter Ended June 30,
Tree Farm	1999	1998	% Change
Oregon	$403/MBF	$466/MBF	(13.5)%
Inland	$375/MBF	$364/MBF	3.0%
Hamilton	$337/MBF	$410/MBF	(17.8)%
Olympic	$402/MBF	$423/MBF	(5.0)%
Weighted average	$369/MBF	$415/MBF	(11.1)%

A decrease in average stumpage sales prices due to a shift in mix to lower value species in the 1999 quarter compared to the 1998 quarter was partially offset by slight increases in prices received for logs due to an overall improvement in market conditions.

Domestic external log sales volumes, including stumpage sales, but excluding pulpwood sales, decreased 36.6% in the second quarter of 1999 to 49.9 million board feet (MMBF), compared to 78.7 MMBF in the same quarter of 1998, primarily as a result of increased internal sales to the new Bonners Ferry and Port Angeles saw mills and a 9.7 MMBF reduction in stumpage sales. The external volume from each of the tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended June 30,
Tree Farm	1999	1998	% Change
Oregon	4,719	19,683	(76.0)%
Inland	11,995	20,210	(40.6)%
Hamilton	20,071	18,818	6.7%
Olympic	13,133	20,028	(34.4)%
Total	49,918	78,739	(36.6)%

Export Log Sales
Sales of logs to customers involved in exporting activities were $1.8 million, or 0.9% of revenue in the second quarter of 1999, compared to $2.3 million, or 1.4% of revenue for the same quarter in 1998. Prices received for export logs decreased 7.7% to $587/MBF while sales volumes decreased to 3.0 MMBF in the second quarter of 1999 from 3.7 MMBF in the same quarter of 1998. The Partnership does not expect the export log market to improve until economic conditions improve further in Asia.

Property Sales
Revenue and operating income from property sales in the second quarter of 1999 were $0.1 million and $.06 million, respectively, compared to $19.2 million and $4.6 million, respectively in the second quarter of 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in Oregon, Idaho and northwest Washington.

Manufacturing
Sawmill sales, excluding sales of lumber products to the wholesale division, were $69.8 million, or 35.1% of revenue in the second quarter of 1999, compared to $50.0 million, or 29.1% of revenue in the same quarter of 1998. Intersegment sales of lumber products to the wholesale marketing group increased from $0.5 million in the second quarter of 1998 to $3.4 million in the second quarter of 1999.

Operating income from manufacturing increased to $8.9 million in the second quarter of 1999 from a loss of $0.8 million in the second quarter of 1998. The increase is primarily a result of efficiencies and cost reductions realized at existing mills, achieving production goals at the new Bonners Ferry and Port Angeles mills and improved market conditions for lumber products.

Average prices received for all lumber sales in the various regions were as follows:

	Quarter Ended June 30,
Region	1999	1998	% Change
Oregon	$638/MBF	$591/MBF	8.0%
Inland	$395/MBF	$381/MBF	3.7%
Washington	$318/MBF	$309/MBF	2.9%
Weighted average	$453/MBF	$469/MBF	(3.4)%

Lumber prices improved throughout the second quarter of 1999 in response to strong U.S. housing, repair and remodel markets.

Lumber sales volumes increased 47.4% in the second quarter of 1999 to 151.2 MMBF compared to 102.6 MMBF in the same period of 1998. Sales volumes from the various regions were as follows (in MBF):

	Quarter Ended June 30,
Region	1999	1998	% Change
Oregon	48,358	46,256	4.5%
Inland	64,097	47,537	34.8%
Washington	38,737	8,786	340.9%
Total	151,192	102,579	47.4%

The increases at the Inland and Washington regions are primarily a result of production from the newly constructed Bonners Ferry and Port Angeles saw mills that came on line during the fourth quarter of 1998. Sales volume from the Inland region was also positively affected by producing primarily dimension (non-cedar and pine) products at the Coeur d'Alene mill during the second quarter of 1999.

By-product revenues, consisting primarily of residual wood chips, accounted for 2.4% of revenue in the second quarter of 1999, compared to 1.4% of revenue in the same quarter of 1998. Average prices for residual wood chips increased to $70 per bone dry unit (BDU) in the second quarter of 1999 compared to $57/BDU in the second quarter of 1998. Prices are expected to remain at current levels throughout 1999 as the Partnership benefits from favorable contracts in both the Inland and Washington regions.

Wholesale Marketing
External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $101.9 million, or 51.2% of revenue in the second quarter of 1999, compared to $60.3 million, or 35.1% of revenue in the second quarter of 1998. Operating income from wholesale operations increased 55.5% to $3.4 million in the second quarter of 1999 from $2.2 million in the second quarter of 1998. The increases in revenue and operating income are a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at operations. Operating profit at Alliance Lumber decreased to 5.3% during the second quarter of 1999 compared to 7.0% in the 1998 quarter as a result of an increase in the materials cost for existing contracts, in the first half of the second quarter of 1999, that were price committed.

Results of Operations
Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

General
Net revenues during the six months ended June 30, 1999 increased 14.0% to $371.3 million, from $325.6 million in the same period of 1998. The $45.7 million increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, partially offset by decreases in log and property sales from the timberland operations.

Operating income as a percentage of revenues decreased to 11.5% for the six months ended June 30, 1999 compared to 12.3% for the same period in 1998 as a result of a higher percentage of revenue coming from the lower margin wholesale operations. Excluding wholesale operations, operating income as a percentage of revenue increased to 19.1% for the six months ended June 30, 1999 compared to 17.0% for the same period in 1998 as a result of higher sales realizations for manufactured lumber products.

Selling, general and administrative expenses increased $4.9 million to $19.5 million (5.2% of revenues) in the six months ended June 30, 1999, from $14.6 million (4.5% of revenues) in the 1998 period, primarily as a result of the growth of the wholesale operations including the addition of Desert Lumber in March 1999 and a $650,000 expense related to front end stock options granted at the time of the Partnership's initial public offering, partially offset by operating efficiencies achieved within the administrative functions as operations have increased.

Interest expense decreased $1.6 million to $24.3 million in the first half of 1999, from $25.9 million in the same period of 1998. The decrease is primarily a result of lower average debt balances during the first quarter of 1999 compared to the first quarter of 1998 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

Other expense of $0.5 million in the first half of 1999 includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands
Total external sales decreased to $57.1 million, or 15.4% of revenue in first half of 1999, compared to $103.2 million, or 31.7% of revenue in the comparable period of 1998. Internal sales of logs to manufacturing increased $7.5 million to $84.2 million in the first half of 1999 from $76.7 million in the first half of 1998 as a result of intersegment sales to the new Port Angeles sawmill.

Overall operating income from timberlands, including property sales, decreased 29.3% to $30.8 million in the first half of 1999 from $43.6 million in the first half of 1998, primarily as a result of decreases in external log sales and fewer property sales in the first half of 1999 compared to the first half of 1998.

Domestic Log Sales
Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

	Six Months Ended June 30,
Tree Farm	1999	1998	% Change
Oregon	$399/MBF	$449/MBF	(11.1)%
Inland	$451/MBF	$328/MBF	37.5%
Hamilton	$344/MBF	$396/MBF	(13.1)%
Olympic	$373/MBF	$437/MBF	(14.6)%
Weighted average	$389/MBF	$400/MBF	(2.8)%

Log prices for any period of time are influenced by the species of logs sold and the form in which they are sold – as stumpage (i.e. a standing tree) or as a delivered log. Prices for the six month period ended June 30, 1999 are generally higher than for the same period in 1998 in response to the higher lumber prices. Other differences between prices are the result of changes in the type mix (i.e. changes in the percentage of delivered logs vs. stumpage sales) or changes in the species mix.

Domestic external log sales volumes decreased 34.3% in the first half of 1999 to 112.3 MMBF, compared to 170.9 MMBF in the same period of 1998, primarily as a result of increased internal sales to the new Bonners Ferry and Port Angeles saw mills and an 10.3% decrease in the 1999 fee harvest. Outside sales from the Oregon tree farm decreased 32.2 MMBF in the first six months of 1999 primarily as a result of a significant decrease in stumpage sales in the first half of 1999 compared to 23.5 MMBF of stumpage sales in the first half of 1998. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Six Months Ended June 30,
Tree Farm	1999	1998	% Change
Oregon	6,471	38,711	(83.3)%
Inland	34,473	45,972	(25.0)%
Hamilton	35,118	44,356	(20.8)%
Olympic	36,247	41,905	(13.5)%
Total	112,309	170,944	(34.3)%

Export Log Sales
Sales of logs to customers involved in exporting activities were $3.8 million, or 1.0% of revenues in the first half of 1999, compared to $3.6 million, or 1.1% of revenues for the same period of 1998. Prices received for export logs decreased $4/MBF to $606/MBF while sales volumes increased to 6.3 MMBF in the first half of 1999 compared to 5.9 MMBF in the same period of 1998.

Property Sales
Revenue and operating income from property sales in the first half of 1999 were $2.8 million and $1.3 million, respectively, compared to $24.4 million and $8.0 million, respectively in the first half of 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in Oregon, Idaho and northwest Washington.

Manufacturing
Sawmill sales, excluding sales of lumber products to the wholesale division, were $125.1 million, or 33.7% of revenue in the first half of 1999, compared to $99.7 million, or 30.6% of revenue in the same period of 1998.

Operating income from manufacturing increased to $11.5 million in the first half of 1999 from a loss of $1.6 million in the first half of 1998. The increase is primarily a result of efficiencies, cost reductions realized at existing mills, production increases as well as achieving production goals at the new Bonners Ferry and Port Angeles mills.

Average prices received for all lumber in the various regions were as follows:

	Six Months Ended June 30,
Region	1999	1998	% Change
Oregon	$616/MBF	$579/MBF	6.4%
Inland	$372/MBF	$401/MBF	(7.2)%
Washington	$305/MBF	$320/MBF	(4.7)%
Weighted average	$437/MBF	$475/MBF	(8.0)%

The decrease in the Inland region is primarily the result of a planned concentration during the first half of 1999 on non cedar and pine products, which have a lower sales realization compared to the first half of 1998. This change allows the Partnership to increase its overall throughput, therefore decreasing manufacturing costs, and lowering the amount of inventory at each of the mills. The decrease in the average sales price in the Washington region is primarily due to a significant increase in the total volume in the mix of lower priced hemlock species at the new Port Angeles mill.

Total lumber sales volumes increased 37.6% in the first half of 1999 to 282.7 MMBF compared to 205.4 MMBF in the same period of 1998. Sales volumes from the various regions were as follows (in MBF):

	Six Months Ended June 30,
Region	1999	1998	% Change
Oregon	93,719	91,873	2.0%
Inland	123,022	95,784	28.4%
Washington	65,953	17,761	271.3%
Total	282,694	205,418	37.6%

The increases in the Inland and Washington regions are primarily as a result of production from the newly constructed Bonners Ferry and Port Angeles saw mills that came on line during the fourth quarter of 1998.

By-product revenues accounted for 2.3% of revenue in the first half of 1999, compared to 1.3% of revenue in the same period of 1998. Residual wood chip prices increased to $70 per bone dry unit (BDU) in the first half of 1999 compared to $59/BDU in the first half of 1998. Prices are expected to remain at current levels throughout 1999.

Wholesale Marketing
External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership. Sales totaled $182.1 million, or 49.0% of revenue in the first half of 1999, compared to $114.2 million, or 35.1% of revenue in the first half of 1998. Operating income from wholesale operations increased 57.3% to $6.7 million in the first six months of 1999 compared to $4.2 million in the first six months of 1998. The increases in revenue and operating income are a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at existing service yards.

USFS Exchange of Timberlands
On June 8, 1999 the Partnership exchanged 35,283 acres of timberland in central Oregon with the U.S. Forest Service for 31,220 acres also located in central Oregon. The Partnership gave timberland with an appraised value of approximately $39.2 million and received timberland of like value. There was no impact on the financial position, results of operations or cash flows as a result of the exchange. The exchange allowed the Partnership to block up non-contiguous parcels of timberland, which will allow for more efficient management of the tree farm.

Year 2000 Issues
Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with “19” from those beginning with “20”. As a result, computer systems and/or software products used by many companies may need to be upgraded to comply with such Year 2000 requirements. The Partnership has established a plan to address the Year 2000 issue, which consists of the following phases:

1.	Identification and assessment of all software and hardware Partnership-wide
2.	Modification or replacement of equipment and software
3.	Final testing to insure that all systems are Year 2000 compliant
4.	Development of a contingency plan

For implementation of its Year 2000 Plan, the Partnership has divided its computer systems and equipment in the following categories:

1.	Operating systems and data servers.
2.	Business and financial reporting systems at all locations.
3.	Personal computers and peripheral equipment at all locations.
4.	Communication and other facility support systems.
5.	Manufacturing systems at all conversion facilities.

The Partnership has substantially completed its identification and assessment of all operating systems and data servers, business and financial reporting systems, personal computer and peripheral equipment and communication and other facility support systems. The majority of all business and financial reporting systems have been replaced with third-party Year 2000 compliant software. The balance of the financial reporting systems have been modified to be Year 2000 compliant. All other non-manufacturing systems have been or are in the process of being modified for Year 2000. The identification and assessment of manufacturing systems has been completed. Necessary modification and testing of manufacturing systems is anticipated to be completed by September 30, 1999.

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

New Accounting Pronouncement
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Partnership does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

None.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:
Exhibit No. and Description
27	Financial Data Schedule
(b) Reports on Form 8-K:
There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 1999	CROWN PACIFIC PARTNERS, L.P.

By: Crown Pacific Management Limited Partnership, as General Partner

By: /s/ Richard D. Snyder
Richard D. Snyder
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)