Form 10-Q
period 1999-09-30
CROWN PACIFIC PARTNERS L P
filed 1999-11-15
CIK 930735

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-24976

CROWN PACIFIC PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1161833 (I.R.S. Employer Identification No.)
121 SW Morrison Street, Suite 1500, Portland, Oregon (Address of principal executive offices)	97204 (Zip Code)
Registrant's telephone number, including area code: 503-274-2300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units (Class)	27,414,704 (Outstanding at November 4, 1999)

FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income—Three Month Periods Ended September 30, 1999 and 1998	3
	Consolidated Statement of Income—Nine Month Periods Ended September 30, 1999 and 1998	4
	Consolidated Balance Sheet—September 30, 1999 and December 31, 1998	5
	Consolidated Statement of Cash Flows—Nine Months Ended September 30, 1999 and 1998	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
Signature		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Income

(In thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,
	1999	1998
Revenues	$219,087	$171,765
Operating costs:
Cost of products sold	187,872	144,749
Selling, general and administrative expenses	10,326	7,218

Operating income	20,889	19,798
Interest expense	12,399	12,895
Amortization of debt issuance costs	186	198
Other (income) expense, net	(293)	(46)

Net income	$8,597	$6,751

Net income per unit	$0.28	$0.25

Weighted average units outstanding	30,301,248	27,314,277

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Income

(In thousands, except unit and per unit data)
(Unaudited)

	For the Nine Months Ended September 30,
	1999	1998
Revenues	$590,433	$497,385
Operating costs:
Cost of products sold	496,992	415,680
Selling, general and administrative expenses	29,785	21,806

Operating income	63,656	59,899
Interest expense	36,719	38,813
Amortization of debt issuance costs	506	630
Other (income) expense, net	238	(714)

Net income	$26,193	$21,170

Net income per unit	$0.86	$0.77

Weighted average units outstanding	30,209,500	27,314,277

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

	(Unaudited)
	September 30, 1999	December 31, 1998
Assets
Current assets:
Cash and cash equivalents	$18,146	$21,542
Accounts receivable, net of allowances of $576 and $340	114,004	85,088
Notes receivable	6,543	4,796
Inventories	63,600	48,885
Deposits on timber cutting contracts	2,241	3,492
Prepaid and other current assets	3,048	5,053

Total current assets	207,582	168,856
Property, plant and equipment, net of accumulated depreciation of $34,114 and $29,475	51,324	45,558
Timber, timberlands and roads, net	570,542	585,762
Intangible assets, net of accumulated amortization of $1,135 and $607	30,635	21,060
Other assets	22,590	21,157

Total assets	$882,673	$842,393

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$25,500	$10,000
Accounts payable	43,404	30,002
Accrued expenses	24,196	22,137
Accrued interest	13,091	9,023
Current portion of long-term debt	65	37

Total current liabilities	106,256	71,199
Long-term debt	560,308	538,521
Other non-current liabilities	807	840

	667,371	610,560

Commitments and contingent liabilities
Partners' capital:
General partners	1,833	2,428
Limited partners (30,301,248 and 29,876,720 units outstanding at September 30, 1999 and December 31, 1998, respectively)	213,469	229,405

Total partners' capital	215,302	231,833

Total liabilities and partners' capital	$882,673	$842,393

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$26,193	$21,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	44,482	55,137
Gain on sale of property	(922)	(8,272)
Other	2	309
Net change in current assets and current liabilities:
Accounts and notes receivable	(35,282)	(34,873)
Inventories	(9,947)	7,376
Deposits on timber cutting contracts	1,251	1,113
Prepaid and other current assets	(54)	(1,505)
Accounts payable and accrued expenses	16,896	2,764

Net cash provided by operating activities	42,619	43,219

Cash flows from investing activities:
Additions to timberlands	(11,649)	(11,480)
Additions to timber cutting rights	(12,623)	(8,081)
Additions to equipment	(12,097)	(5,016)
Proceeds from sales of property	5,515	14,011
Principal payments received on notes	11,634	5,849
Purchase of a business	(3,114)	(15,413)
Other investing activities	(796)	(82)

Net cash used in investing activities	(23,130)	(20,212)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	15,500	11,000
Proceeds from issuance of long-term debt	13,403	183,239
Repayments of long-term debt	(30)	(177,286)
Proceeds from sale of partnership interests	—	1
Contributions of capital	184	50
Distributions to partners	(51,736)	(45,882)
Debt and equity issuance costs	(173)	(697)
Other financing activities	(33)	(79)

Net cash used in financing activities	(22,885)	(29,654)

Net decrease in cash and cash equivalents	(3,396)	(6,647)
Cash and cash equivalents at beginning of period	21,542	22,384

Cash and cash equivalents at end of period	$18,146	$15,737

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

    The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1998 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Net income per unit was calculated using the weighted average number of common and subordinated units outstanding, divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $86 and $68 for the three months ended September 30, 1999 and 1998, respectively, and $262 and $212 for the nine months ended September 30, 1999 and 1998, respectively. There is no significant difference between basic and diluted earnings per unit as net income is allocated proportionately to both subordinated and common units.

Note 2: Inventories

    Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	September 30, 1999	December 31, 1998
Lumber	$9,199	$9,512
Logs	27,579	24,927
Supplies	3,361	2,720
LIFO adjustment	2,223	1,166

Manufacturing inventory	42,362	38,325
Wholesale products	21,238	10,560

Total	$63,600	$48,885

Note 3: Timber, Timberlands and Roads

    In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net decrease in depletion costs for the first nine months of 1999 of approximately $0.7 million, or $0.02 per unit, and a net increase in depletion costs for the first nine months of 1998 of approximately $6.3 million, or $0.23 per unit, with no impact on cash flow.

Note 4: Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Nine months ended September 30,
	1999	1998
Cash paid during the period for interest	$32,991	$32,780
Business assets acquired with debt and equity	19,200	14,500

Note 5: Acquisition of Desert Lumber, Inc. and Reno Lumber Service, Inc.

    In March 1999, the Partnership acquired Desert Lumber, Inc. and Reno Lumber Service, Inc. (collectively "Desert Lumber"), which operate contractor service yards in Las Vegas and Reno, Nevada, for approximately $24.3 million (excluding contingent future payments of $3.0 million), which consisted of $5.1 million of cash, $9.0 million in Partnership units and the assumption of $10.2 million of debt and other liabilities. The acquisition was accounted for as a purchase and the results of Desert Lumber have been included since the acquisition date. Goodwill related to this acquisition was $10.0 million and is being amortized over 40 years. The unaudited pro forma results for the nine months ended September 30, 1999 and 1998, had the Partnership acquired Desert Lumber on January 1, 1998, are as follows:

	Nine Months Ended September 30,
	1999	1998
Revenue	$598,841	$555,370
Net income	26,501	24,015
Net income per unit	0.87	0.86

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

    The following summarizes the Partnership's segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)
	1999	1998	1999	1998
Timberlands:
Trade	$21,124	$43,095	$78,243	$146,299
Intersegment	48,504	33,629	132,670	110,375

	69,628	76,724	210,913	256,674
Manufacturing:
Trade	77,307	47,092	202,371	146,789
Intersegment	3,073	1,948	10,138	3,710

	80,380	49,040	212,509	150,499
Wholesale Marketing:
Trade	116,656	77,189	298,746	191,413
Intersegment	15,755	7,357	30,712	17,747

	132,411	84,546	329,458	209,160
Corporate and Other:
Trade	4,000	4,389	11,073	12,884
Intersegment	545	761	2,474	9,004

	4,545	5,150	13,547	21,888
Total:
Total Revenue	286,964	215,460	766,427	638,221
Less Intersegment	(67,877)	(43,695)	(175,994)	(140,836)

Net Revenue	$219,087	$171,765	$590,433	$497,385

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (in thousands)
	1999	1998	1999	1998
Timberlands	$9,741	$18,698	$40,577	$62,292
Manufacturing	11,801	1,653	23,304	60
Wholesale	2,685	2,954	9,343	7,188
Corporate and Other	(3,338)	(3,507)	(9,568)	(9,641)

Operating Income	20,889	19,798	63,656	59,899
Interest Expense	(12,399)	(12,895)	(36,719)	(38,813)
Other	107	(152)	(744)	84

Net Income	$8,597	$6,751	$26,193	$21,170

Note 7: Distributions

    In both the first and second quarters of 1999, the Board of Control of the Managing General Partner authorized the Partnership to make distributions of $0.564 per unit. The distributions in each quarter totaled $17.4 million (including $0.4 million to the General Partners) and were paid on May 14, 1999 and August 13, 1999.

Note 8: Subsequent Events

    On October 19, 1999, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.4 million (including $0.4 million to the General Partners) and will be paid on November 12, 1999 to unitholders of record on November 4, 1999.

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

    Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where the Partnership's products are sold, including Southeast Asia and Japan. Other risk factors include the value of the U.S. dollar against foreign currencies and the ability of the Partnership to implement its business strategy. These and other risks are described in the Partnership's registration statements and in reports filed from time to time on forms 10-K, 8-K and 10-Q, which are available from the Partnership or the United States Securities and Exchange Commission.

Financial Condition

    The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. Working capital increased to $101.3 million at September 30, 1999 compared to $97.7 million at December 31, 1998. Cash provided by operating activities was $42.6 million and $43.2 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The net decrease in cash provided by operating activities is primarily a result of increased accounts receivable and inventory, partially offset by an increase in accounts payable balances related to the Partnership's wholesale operations.

    Net cash used in investing activities of $23.1 million resulted from additions to timberlands and timber cutting rights, equipment and acquisition of Desert Lumber, partially offset by proceeds from sales of properties and principal payments received on notes.

    Net cash used by financing activities of $22.9 million resulted primarily from distributions to partners of $51.7 million, partially offset by a $15.5 million net increase in short-term borrowings and $13.4 million in net proceeds from long-term debt.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, has been and will continue to be significant. Capital expenditures, consisting of additions to timber cutting rights and additions to property, plant and equipment, were $24.7 million in the first nine months of 1999, and are expected to total approximately $30.0 million during all of 1999. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $11.6 million in the first nine months of 1999. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities.

    The Partnership plans to spend approximately $20.0 million in 2000 on a new small log line at its Gilchrist mill, which will be funded either with lease or bank financing. In addition, the Partnership is planning to close its acquisition of approximately 91,000 acres of northern Idaho timberlands in January 2000 for $73.0 million, which will be funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on September 30, 2000. The credit facility bears a floating rate of interest, 7.21% at September 30, 1999, and among other provisions, requires the Partnership to repay all outstanding indebtedness under the facility for at least 30 consecutive days during any twelve-month period. The last 30 day consecutive period without borrowing was the 30 days ended May 13, 1999. The line of credit is secured by the Partnership's inventories and receivables. At September 30, 1999, the Partnership had $25.5 million outstanding under this facility.

    The Partnership also has an acquisition facility with a group of banks to provide for a $150 million revolving line of credit for the acquisition of businesses, additional timber, timberlands and related assets. The acquisition facility is unsecured and expires September 30, 2000. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At September 30, 1999, the Partnership had $74.1 million outstanding under this facility, with a weighted average interest rate of 6.2% at September 30, 1999.

    The Partnership is currently renegotiating its bank credit facilities. The amended facilities, expected to close in November 1999, will include a $50 million to $60 million working capital facility and a $200 million to $240 million acquisition facility. The acquisition facility will be extended and will expire approximately November 2002, at which time it may be converted into a four-year term loan requiring quarterly payments. The amended facilities are expected to have covenants similar to the existing facilities, except that the working capital facility is expected to be unsecured and will not require an annual 30 day period without borrowing. The interest rate on the amended credit facilities will be .0125% higher than on the existing credit facilities.

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

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at September 30, 1999.

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

General

    Net revenues during the third quarter ended September 30, 1999 increased 27.6% to $219.1 million, from $171.8 million in the same quarter in 1998. The $47.3 million increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, which were partially offset by decreases in log and property sales from the timberland operations.

    Selling, general and administrative expenses increased $3.1 million to $10.3 million (4.7% of revenues) in the third quarter of 1999, compared to $7.2 million (4.2% of revenues) in the third quarter of 1998. The increases are primarily a result of the growth of the wholesale operations including the addition of Desert Lumber in March 1999.

    Operating income as a percentage of revenues decreased to 9.5% in the third quarter of 1999, compared to 11.5% in the same quarter of 1998 due to a higher percentage of wholesale activities and lower revenues from timber operations. Excluding wholesale operations, operating income as a percent of revenue was 17.8% in the third quarter of 1999 as well as for the same quarter in 1998.

    Interest expense decreased $0.5 million to $12.4 million in the third quarter of 1999, from $12.9 million in the third quarter of 1998. The decrease is primarily a result of lower average debt balances during the third quarter of 1999 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external sales decreased $22.0 million to $21.1 million, or 9.6% of revenue in the third quarter of 1999, compared to $43.1 million, or 25.1% of revenue in the comparable quarter of 1998. Internal sales of logs to manufacturing increased $14.9 million to $48.5 million in the third quarter of 1999, compared to $33.6 million in the third quarter of 1998, primarily as a result of increased intersegment sales to the Port Angeles and Bonners Ferry sawmills.

    Overall operating income from timberlands, including property sales, decreased 47.9% to $9.7 million in the third quarter of 1999 from $18.7 million in the comparable quarter of 1998, primarily as a result of a 43% reduction in fee harvest. The Partnership was able to reduce the fee harvest because of favorable results achieved by the manufacturing operations.

Domestic Log Sales

    Average external domestic prices received for logs, including stumpage but excluding pulpwood, from the various tree farms were as follows (dollars per thousand board feet "MBF"):

	Quarter Ended September 30,
Tree Farm			% Change
	1999	1998
Oregon	$428/MBF	$502/MBF	(14.7)%
Inland	$447/MBF	$413/MBF	8.2%
Hamilton	$390/MBF	$355/MBF	9.9%
Olympic	$404/MBF	$397/MBF	1.8%
Weighted average	$416/MBF	$430/MBF	(3.3)%

    Decreases in the average sales price received for domestic logs in the third quarter of 1999 are primarily the result of a shift in the stumpage sales species mix compared to the same quarter in 1998, which was generally offset by an overall increase in prices received for domestic logs.

    Domestic external log sales volumes, including stumpage sales, but excluding pulpwood sales, decreased 57.5% in the third quarter of 1999 to 36.9 million board feet (MMBF), compared to 86.8 MMBF in the same quarter of 1998, as a result of increased internal sales to the new Bonners Ferry and Port

Angeles saw mills and a 37.6 MMBF reduction in stumpage sales. The external volume from each of the tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended September 30,
Tree Farm			% Change
	1999	1998
Oregon	3,793	36,494	(89.6)%
Inland	12,813	10,005	28.1%
Hamilton	15,070	25,551	(41.0)%
Olympic	5,206	14,735	(64.7)%

Total	36,882	86,785	(57.5)%

Export Log Sales

    Sales of logs to customers involved in exporting activities were $0.7 million, or 0.3% of revenue in the third quarter of 1999, compared to $2.6 million, or 1.5% of revenue for the same quarter in 1998. Prices received for export logs increased 16.3% to $657/MBF while sales volumes decreased to 1.1 MMBF in the third quarter of 1999 from 4.6 MMBF in the same quarter of 1998. The increase in the price is primarily a result of improving market conditions in Asian markets. The Partnership does not expect the volume of sales in the export log market to improve much above current levels.

Property Sales

    Revenue and operating income from property sales in the third quarter of 1999 were $1.8 million and $0.9 million, respectively, compared to none in the comparable quarter of 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in Oregon, Idaho and northwest Washington.

Manufacturing

    Sawmill sales, excluding sales of lumber products to the wholesale division, were $77.3 million, or 35.3% of revenue in the third quarter of 1999, compared to $47.1 million, or 27.4% of revenue in the comparable quarter of 1998. Intersegment sales of lumber products to the wholesale marketing group increased to $3.1 million in the third quarter of 1999 from $1.9 million in the comparable quarter of 1998.

    Operating income from manufacturing increased to $11.8 million in the third quarter of 1999 from $1.7 million in the comparable quarter of 1998. The increase is primarily a result of efficiencies and cost reductions realized at existing mills, achieving production goals at the new Bonners Ferry and Port Angeles mills and improved market conditions for lumber products. The Partnership expects a decrease in operating income in the fourth quarter of 1999 compared to the third quarter of 1999 as a result of the seasonal winter slowdown and decreasing lumber prices.

    Average prices received for all lumber sales, including wholesale transactions, in the various regions were as follows:

	Quarter Ended September 30,
Region			% Change
	1999	1998
Oregon	$687/MBF	$611/MBF	12.4%
Inland	$420/MBF	$379/MBF	10.8%
Washington	$347/MBF	$305/MBF	13.8%
Weighted average	$493/MBF	$474/MBF	4.0%

    Lumber prices began declining during the middle part of the third quarter of 1999 after reaching twenty-one month highs in July 1999.

    Lumber sales volumes increased 53.2% in the third quarter of 1999 to 151.8 MMBF compared to 99.0 MMBF in the comparable quarter of 1998. Sales volumes from the various regions were as follows (in MBF):

	Quarter Ended September 30,
Region			% Change
	1999	1998
Oregon	51,606	43,013	20.0%
Inland	63,794	47,992	32.9%
Washington	36,376	8,041	352.4%

Total	151,776	99,046	53.2%

    The increases at the Inland and Washington regions are primarily a result of production from the newly constructed Bonners Ferry and Port Angeles sawmills that came on line during the fourth quarter of 1998.

    By-product revenues, consisting primarily of residual wood chips, accounted for 2.2% of revenue in the third quarter of 1999, compared to 1.2% of revenue in the comparable quarter of 1998. Average prices for residual wood chips increased to $67 per bone dry unit (BDU) in the third quarter of 1999 compared to $52/BDU in the comparable quarter of 1998. Prices are expected to remain at, or slightly above, current levels during the fourth quarter of 1999 as the Partnership benefits from improved profitability at the pulp and paper operations that purchase the Partnership's by-products.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $116.7 million, or 53.2% of revenue in the third quarter of 1999, compared to $77.2 million, or 44.9% of revenue in the comparable quarter of 1998. Operating income from wholesale operations decreased 9.1% to $2.7 million in the third quarter of 1999 from $3.0 million in the comparable quarter of 1998. The increase in revenue is a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at existing operations. Operating income decreased as a result of a sharp downturn in both lumber and panel markets in the second half of the third quarter, which led to lower profits on new jobs that were being supplied with inventory purchased at higher prices.

Results of Operations

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

General

    Net revenues during the nine months ended September 30, 1999 increased 18.7% to $590.4 million, from $497.4 million in the comparable period of 1998. The $93.0 million increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, which were partially offset by decreases in log and property sales from the timberland operations.

    Selling, general and administrative expenses increased $8.0 million to $29.8 million (5.0% of revenues) in the nine months ended September 30, 1999, from $21.8 million (4.4% of revenues) in the comparable 1998 period, primarily as a result of the growth of the wholesale operations including the addition of Desert Lumber in March 1999 and $650,000 of recorded expense related to front end stock options granted at the time of the Partnership's initial public offering, which were partially offset by operating efficiencies achieved within the administrative functions as operations have increased.

    Operating income as a percentage of revenues decreased to 10.8% for the nine months ended September 30, 1999 compared to 12.0% for the comparable period in 1998 as a result of a higher percentage of revenue coming from the lower margin wholesale operations. Excluding wholesale operations, operating income as a percentage of revenue increased to 18.6% for the nine months ended September 30, 1999 compared to 17.2% for the comparable period in 1998 as a result of favorable increases in log and lumber prices and improved manufacturing efficiencies.

    Interest expense decreased $2.1 million to $36.7 million in the first nine months of 1999, from $38.8 million in the comparable period of 1998. The decrease is primarily a result of lower average debt balances during the first three quarters of 1999 compared to the first three quarters of 1998 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

    Other expense, net of $0.2 million in the first nine months of 1999 includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external sales decreased to $78.2 million, or 13.3% of revenue in first nine months of 1999, compared to $146.3 million, or 29.4% of revenue in the comparable period of 1998. Internal sales of logs to manufacturing increased $22.3 million to $132.7 million in the first nine months of 1999 from $110.4 million in the comparable period of 1998 as a result of intersegment sales to the new Port Angeles sawmill.

    Overall operating income from timberlands, including property sales, decreased 34.9% to $40.6 million in the first nine months of 1999 from $62.3 million in the comparable period of 1998, primarily as a result of decreases in fee harvest, lower external log sales and fewer property sales in the first nine months of 1999 compared to the first nine months of 1998.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

	Nine Months Ended September 30,
Tree Farm			% Change
	1999	1998
Oregon	$410/MBF	$475/MBF	(13.7)%
Inland	$450/MBF	$343/MBF	31.2%
Hamilton	$357/MBF	$381/MBF	(6.3)%
Olympic	$377/MBF	$426/MBF	(11.5)%
Weighted average	$396/MBF	$410/MBF	(3.4)%

    Log prices for any period of time are influenced by the species of logs sold and the form in which they are sold—as stumpage (i.e. a standing tree) or as a delivered log. Market prices for logs for the nine month period ended September 30, 1999 are generally higher than for the comparable period in 1998 in response to the higher lumber prices. The weighted average price received by the Partnership decreased in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 despite the higher log prices as a result of differences in the type mix (i.e. changes in the percentage of delivered logs vs. stumpage sales) and changes in the species mix.

    Domestic external log sales volumes decreased 42.1% in the first nine months of 1999 to 149.2 MMBF, compared to 257.7 MMBF in the comparable period of 1998, primarily as a result of increased internal sales to the new Bonners Ferry and Port Angeles sawmills and a 21.6% decrease in the 1999 fee harvest. Outside sales from the Oregon tree farm decreased 64.9 MMBF in the first nine months of 1999 primarily as a result of a significant decrease in stumpage sales in the first nine months of 1999 compared to the first nine months of 1998.

    The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Nine Months Ended September 30,
Tree Farm			% Change
	1999	1998
Oregon	10,264	75,205	(86.4)%
Inland	47,286	55,977	(15.5)%
Hamilton	50,188	69,907	(28.2)%
Olympic	41,453	56,640	(26.8)%

Total	149,191	257,729	(42.1)%

Export Log Sales

    Sales of logs to customers involved in exporting activities were $4.5 million, or 0.8% of revenues in the first nine months of 1999, compared to $6.2 million, or 1.3% of revenues for the comparable period of 1998. Prices received for export logs increased $23/MBF to $613/MBF while sales volumes decreased to 7.4 MMBF in the first nine months of 1999 compared to 10.5 MMBF in the comparable period of 1998.

Property Sales

    Revenue and operating income from property sales in the first nine months of 1999 were $4.6 million and $2.2 million, respectively, compared to $24.4 million and $8.0 million, respectively in the first nine months of 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in Oregon, Idaho and northwest Washington.

Manufacturing

    Sawmill sales, excluding sales of lumber products to the wholesale division, were $202.4 million, or 34.3% of revenue in the first nine months of 1999, compared to $146.8 million, or 29.5% of revenue in the comparable period of 1998.

    Operating income from manufacturing increased to $23.3 million in the first nine months of 1999 compared to $60,000 in the comparable period of 1998. The increase is primarily a result of efficiencies, cost reductions realized at existing mills, production increases, increases in average sales prices and exceeding production goals at the new Bonners Ferry and Port Angeles mills.

    Average prices received for all lumber, including sales to the wholesale division, in the various regions were as follows:

	Nine Months Ended September 30,
Region			% Change
	1999	1998
Oregon	$641/MBF	$589/MBF	8.8%
Inland	$389/MBF	$393/MBF	(1.0)%
Washington	$320/MBF	$316/MBF	1.3%
Weighted average	$457/MBF	$474/MBF	(3.6)%

    Lumber prices are generally higher for the nine month period ended September 30, 1999 than for the comparable period in 1998. Average prices are often influenced by the species manufactured, particularly at the Inland mills. In 1999, the Inland mills manufactured only an incidental volume of cedar and pine compared to about 20% in 1998. These species have average sales prices that exceed the average sales prices of currently manufactured species by $200 to $300 per MBF.

    Total lumber sales volumes increased 42.7% in the first nine months of 1999 to 434.5 MMBF compared to 304.5 MMBF in the comparable period of 1998. Sales volumes from the various regions were as follows (in MBF):

	Nine Months Ended September 30,
Region			% Change
	1999	1998
Oregon	145,324	134,886	7.7%
Inland	186,816	143,776	29.9%
Washington	102,329	25,802	296.6%

Total	434,469	304,464	42.7%

    The increases in the Inland and Washington regions are primarily as a result of production from the newly constructed Bonners Ferry and Port Angeles sawmills that came on line during the fourth quarter of 1998.

    By-product revenues accounted for 2.2% of revenue in the first nine months of 1999, compared to 1.3% of revenue in the comparable period of 1998. Residual wood chip prices increased to $68 per bone dry unit (BDU) in the first nine months of 1999 compared to $57/BDU in the comparable period of 1998. Prices are expected to remain at, or slightly above, current levels throughout the fourth quarter of 1999.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership. Sales totaled $298.7 million, or 50.6% of revenue in the first nine months of 1999, compared to $191.4 million, or 38.5% of revenue in the comparable period of 1998. Operating income from wholesale operations increased 30.0% to $9.3 million in the first nine months of 1999 compared to $7.2 million in the comparable period of 1998. The increases in revenue and operating income are a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at existing service yards. Increases in operating income were partially offset by a sharp downturn in both lumber and panel markets in the second half of the third quarter, which led to lower profits on new jobs that were being supplied with inventory purchased at higher prices.

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

    The Partnership has completed its identification and assessment of all operating systems and data servers, business and financial reporting systems, personal computer and peripheral equipment and communication and other facility support systems. The majority of all business and financial reporting systems have been replaced with third-party, year 2000 compliant software. The balance of the financial reporting systems have been modified to be year 2000 compliant. All other non-manufacturing systems have been or are in the process of being modified for year 2000. The identification, assessment, modification and testing of manufacturing systems has been completed.

    Total costs incurred to date, and expected to be incurred, with respect to compliance with year 2000 issues, excluding the cost of new software that was scheduled for replacement, has been and will be less than $200,000.

    The Partnership does not anticipate major interruptions in its business as a result of year 2000 issues. The Partnership is, however, dependent on systems outside of its control such as power, transportation, financial services and telecommunications. The Partnership has inquired of its major critical vendors and suppliers and has received responses confirming their year 2000 readiness. There can be no assurance that the Partnership will not experience disruptions that would have a negative effect on its operations and financial condition. The Partnership believes that the financial impact of an outside system failure would be mitigated to some degree by the geographic distribution of its operations and it is unlikely that all areas would be impacted in the same manner. The Partnership will continue to monitor the progress that providers of critical outside systems make in achieving year 2000 compliance and evaluate the need for implementing contingency plans. Such plans could include increasing levels of inventory, arranging for alternative transportation and shifting production to unaffected operations.

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

    The above disclosure is a "Year 2000 Readiness Disclosure" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Partnership equity or debt securities, this disclosure is made for the sole purpose of communicating or disclosing information aimed at correcting, helping to correct and avoiding Year 2000 failures.

New Accounting Pronouncement

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. The Partnership does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)
The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description
10.1	Amended and Restated Employment Agreement for Peter W. Stott dated September 20, 1999.
10.2	Amended and Restated Employment Agreement for Roger L. Krage dated Sept. 20, 1999.
10.3	Amended and Restated Employment Agreement for Richard D. Snyder dated Sept. 20, 1999.
10.4	Amended and Restated Employment Agreement for Sandy Fulton dated September 20, 1999.
10.5	Amended and Restated Employment Agreement for W. Ray Jones dated September 20, 1999.
10.6	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999.
10.7	Amended and Restated Employment Agreement for L. James Weeks dated Sept. 20, 1999.
10.8	Amendment No. 1 to Crown Pacific Management Limited Partnership 1994 Unit Option Plan dated September 20, 1999.
10.9	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan.
27	Financial Data Schedule
(b)
Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999	CROWN PACIFIC PARTNERS, L.P.
	By:	Crown Pacific Management Limited Partnership, as General Partner
	By:	/s/ RICHARD D. SNYDER Richard D. Snyder Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

INDEX

PART I. FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES