Form 10-K405
period 1999-12-31
CROWN PACIFIC PARTNERS L P
filed 2000-03-30
CIK 930735

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24976

CROWN PACIFIC PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1161833 (I.R.S. Employer Identification No.)
121 SW Morrison Street, Suite 1500, Portland, Oregon (Address of principal executive offices)	97204 (Zip Code)

Registrant's telephone number, including area code:  503-274-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Units, Representing Limited Partner Interests	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  none

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

   The aggregate market value of the voting Units of the Registrant held by non-affiliates of the Registrant was $572,096,000 as of February 29, 2000 based upon the last sales price as reported by the New York Stock Exchange.

   As of February 29, 2000 there were 30,366,035 Common Units and zero Subordinated Units outstanding.

Documents Incorporated by Reference
None.

CROWN PACIFIC PARTNERS, L.P.

1999 FORM 10-K ANNUAL REPORT

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

    Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., the Special General Partner of the Partnership, and the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and an 8.77% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner, but unitholders have voting rights for certain issues as described in the Partnership Agreement.

    For a discussion of the Partnership's timberlands, see "Business-Timberlands" and "Business-Timberland Management." For a discussion of the Partnership's manufacturing facilities see "Properties—Manufacturing Facilities."

    The Partnership has pursued a plan of growth through strategic acquisitions of timberlands and other assets since its inception. The following table summarizes the significant acquisitions, net of asset resales, during the Partnership's history:

Acquisition	Date	Consideration
Central Oregon timberlands	April 1988	$35.6 million
Prineville, Oregon sawmill	November 1988	$6.3 million
Hamilton timberlands	July 1989	$237.8 million
Central Oregon timberlands and Gilchrist, Oregon sawmill	October 1991	$131.5 million
Central Oregon timberlands	June 1992	$8.8 million
Eastern Washington timberlands	December 1992	$10.1 million
Redmond, Oregon plywood and remanufacturing facilities	September 1993	$29.4 million
Inland Region timberlands and sawmills	October 1993	$238.0 million
Western Washington, Tract 17 timberlands	July 1995	$18.0 million
Olympic timberlands and Eastside timberlands	May 1996	$205.0 million
Bellingham, Washington timberlands	October 1997	$153.0 million
Phoenix, Arizona Contractor Service Yards	January 1998	$29.5 million
Desert Lumber, Inc. and Reno Lumber Service, Inc.	March 1999	$24.3 million
Chesire Sales Company	January 2000	$5.5 million
Idaho timberlands	January 2000	$73.4 million

Recent Acquisitions

    In March 1999, the Partnership acquired Desert Lumber, Inc. and Reno Lumber Services, Inc. ("Desert") for cash, assumed debt and Crown Pacific units all totaling $24.3 million. Desert operates contractor service yards in Las Vegas and Reno, Nevada.

    In January 2000, the Partnership acquired Cheshire Sales Company ("Cheshire") of Albuquerque, New Mexico for cash, assumed debt and Crown Pacific units all totaling $5.5 million. Cheshire is a wholesale lumber distributor.

    Also in January 2000, the Partnership acquired 91,000 acres of Idaho timberlands from Plum Creek Timber Company, Inc. for approximately $73.4 million utilizing its Acquisition Line of Credit.

Timberlands

    The Partnership owns or controls in excess of 835,000 acres of timberlands, which contain a total merchantable timber inventory of approximately 5 billion board feet, located in Oregon, Washington, Idaho and Montana.

    The following table summarizes the estimated volume and acreage of the Partnership's timberlands:

Timberlands	Volume (MMBF)	Acreage
Oregon Timberlands	922	329,223
Washington Timberlands	2,097	286,673
Inland Timberlands	1,972	221,689

	4,991	837,585

    The Partnership believes it is one of the largest non-governmental holders of mature ponderosa pine in the United States. The Partnership's ponderosa pine, as well as substantial quantities of export-quality Douglas fir and hemlock, located on the Hamilton and Olympic timberlands, have historically commanded premium prices over other softwood species. The Partnership also has significant holdings of other softwood species, including white fir, lodgepole pine, cedar and sugar pine. Most of the timber on the timberlands is softwood. Due to its long fiber, strength, flexibility and other characteristics, softwood is generally preferred over hardwood for construction lumber and plywood.

    The timberlands are comprised principally of mature stands, with over 75% of the Partnership's merchantable timber older than 50 years.

    The Partnership's substantial timber resources reduce its reliance on third-party log sources to supply its manufacturing facilities, which the Partnership believes gives it a significant competitive advantage over lumber manufacturers without a supply of fee timber. During 1999, 1998 and 1997, Crown Pacific's timberlands provided the Oregon manufacturing facilities with 46%, 40% and 42%, respectively, and the Inland manufacturing facilities with 39%, 48% and 63%, respectively, of their log requirements.

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

    Although the majority of Crown Pacific's timberlands regenerate naturally due to selective harvesting practices, the Partnership is engaged in active reforestation programs that generally exceed reforestation requirements applicable to the timberlands. These programs are designed to promote better health and growth rates and facilitate greater future harvest flexibility. Active reforestation is practiced primarily in the Washington timberlands due to the Partnership's even aged forestry management in that region, an approach made necessary by the difficult logging conditions and uniform ages and species of trees harvested. The Partnership maintains a 40-acre seed orchard on Whidbey Island in Washington to support these programs.

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

Products, Competition and Seasonality

    Most of the timber harvested by Crown Pacific is utilized by its manufacturing facilities for the production of lumber. The remainder, primarily from the Washington timberlands, is sold in third party domestic and export log markets. The Partnership's markets are highly competitive with respect to price, quality of products, distribution and other factors. Crown Pacific expects its products to experience increasing competition from engineered wood products and other substitute products. No customer accounted for 10% or more of total revenues during 1999, 1998 or 1997.

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

    Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites. Export log sales are affected by variations in inventory both domestically and in the countries where such logs are sold, as well as by weather conditions. Total third party log sales, including stumpage sales, were 13.1% of revenues for the year ended December 31, 1999.

Manufacturing

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

    External manufacturing sales, excluding sales of lumber products through the Partnership's wholesale division, were 34.7% of revenues for the year ended December 31, 1999.

    The Partnership is constructing a new small log line at its Gilchrist, Oregon mill, which is expected to be completed in the third quarter of 2000. The new line will allow the Partnership to process logs from 4 to 11 inches in diameter into specialty lumber products with greater speed, efficiency and yield than the existing line.

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

Wholesale Marketing

    The Partnership currently owns and operates five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada. The Partnership also operates six forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in Lakeville, Minnesota, one each in Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor. Many of the products sold from the wholesale operation are manufactured by the Partnership; however, a substantial amount of the sales are products manufactured by other parties. During the year ended December 31, 1999, external sales from the wholesale operation were approximately 50.4% of total revenues. The wholesale operation generates lower margins than the other parts of the Partnership's business. Crown Pacific competes in the wholesale sales market with other wholesale companies and forest products companies.

Chips and By-Products

    All of Crown Pacific's manufacturing facilities produce wood chips and other by-products during their conversion processes. Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in the Partnership's manufacturing facilities. Sales of chips and other by-products were 2.4% of revenues in 1999.

Sources and Availability of Raw Materials

    The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal and state authorities (see "-Federal and State Regulation"). Reductions in timber supply have resulted in a number of regional mill closures, including some by the Partnership and its predecessor entities during the past several years. Crown Pacific believes that these supply reductions will continue and give the Partnership a competitive advantage over many smaller forest products companies due to the ability of the Partnership to supply its manufacturing facilities with timber harvested from its timberlands.

    For the year ended December 31, 1999, logs from Crown Pacific's timberlands represented 59.3% of all logs used in the Partnership's manufacturing facilities or sold to third parties, compared to 68.6% in 1998 and 65.1% in 1997. Crown Pacific supplements logs from its timberlands with logs purchased from third parties, including private landowners, the states of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in its manufacturing facilities. The Partnership expects its domestic sources, excluding federal timber, to remain fairly stable. Reductions in federal timber supplies have increased demand and pricing for privately owned timber. As of December 31, 1999, Crown Pacific had approximately 81 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next three years.

    In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement effective April 1, 1996. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes. The Partnership believes that the agreement has had the effect of limiting the amount of lumber imported from Canada. The impact of the agreement on the Partnership's business is difficult to determine, although the Partnership believes that the agreement has generally benefited its sawmills.

Federal and State Regulation

General

    Crown Pacific's operations are subject to numerous federal, state and local laws and regulations, including those relating to its Timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations. Although the Managing General Partner believes that the Partnership is in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from Crown Pacific's operations. Crown Pacific maintains appropriate compliance programs and periodically conducts internal regulatory reviews of its manufacturing facilities to monitor compliance with such laws and regulations. In addition, due diligence with respect to environmental compliance was conducted in connection with the acquisition of the various manufacturing facilities and timberlands. The manufacturing facilities have been, and may in the future be, the subject of compliance or enforcement proceedings under environmental laws and regulations. Prior compliance matters have been satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

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

Solid and Hazardous Waste Disposal

    Crown Pacific's manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. Crown Pacific periodically reviews its waste disposal practices to ensure compliance with applicable laws. The Partnership's manufacturing facilities have, in the past, utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing General Partner does not believe that the results of any regulatory involvement at any such disposal sites will have a material adverse effect on the Partnership's operations or financial position; however, there can be no assurance that Crown Pacific will not incur future environmental expenditures for remedial activities associated with any of these sites.

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

    In the course of its ordinary operations, the Partnership's manufacturing facilities have disposed of and are expected to continue disposing of substances, consisting primarily of wood waste and boiler ash, at various off-site disposal facilities. Crown Pacific has not received notification that it may be potentially responsible for any cleanup costs under Superfund. Based on environmental compliance auditing programs, the Managing General Partner is not aware of any activities by Crown Pacific or any conditions on the timberlands or at its manufacturing facilities that would be likely to result in Crown Pacific being named a potentially responsible party under Superfund regulations.

Remediation and Compliance Activity

    While Crown Pacific maintains an environmental program designed to prevent the discharge of materials that could cause contamination to air, soil or water, contamination of soil and water has occurred in the past and may occur in the future. As Crown Pacific becomes aware of contamination, it cooperates with the appropriate environmental agencies to design and implement necessary response measures. All known contamination sites at the Partnership's facilities have been addressed to the extent required by applicable law.

    In connection with the acquisition of the studmill in Marysville, Washington in 1996, the Partnership completed soil remediation efforts and continues monitoring the groundwater. Based on the results of these actions, the Managing General Partner estimates that future remediation costs will not exceed $40,000.

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

    During 1995, Crown Pacific began developing a Habitat Conservation Plan (the "HCP") for the Hamilton timberlands in conjunction with the United States Fish and Wildlife Service (the "USFWS"). This plan was initiated by Crown Pacific in order to allow for more predictable harvests in the area. After the HCP is completed and accepted by the USFWS, it will serve as the basis for regulating the Partnership's harvesting activities in that region. Crown Pacific has spent approximately $1.1 million developing the HCP, and anticipates receiving the final permit during 2000. Crown Pacific is currently considering continuing the development of an HCP with respect to timberland acquired early in 2000 from Plum Creek Timber Company in northern Idaho. Plum Creek previously initiated an HCP on this newly acquired land.

    In September 1997, Crown Pacific received a subpoena from the United States Attorney for the Western District of Washington to produce documents in connection with an investigation by the United States Fish & Wildlife Service regarding the sale by Crown Pacific in 1996 of a 379 acre tract from the Hamilton tree farm that contained Owl habitat, at least 160 acres of which could be harvested without any significant adverse impact on the Owl. No charges were brought against Crown Pacific or any of its employees. Crown Pacific cooperated with the investigation and resolved the investigation through settlement in November 1999. The settlement entailed the transfer of approximately 400 acres of environmentally sensitive land to the government having a cost basis of approximately $500,000. The Partnership expensed the cost of the settlement in 1998.

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

Log Exports

    Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a "sourcing area," within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. A sourcing area for timber processing facilities in states other than the state of Washington must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export. Crown Pacific has been granted sourcing areas which allow it to purchase available federal timber to supply its manufacturing facilities located in Oregon and Idaho, while selling logs for export from its Washington timberlands. These sourcing areas are reviewed by the federal government every five years. A regular review of Crown Pacific's sourcing areas was scheduled in 1999, but no such review was conducted.

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

State Tax Information

    The Partnership conducts operations in ten states, eight of which (Arizona, California, Idaho, Oregon, Minnesota, Utah, New Mexico and Montana) have a state income tax. The Partnership also has a minor amount of income allocable to the state of New York. A unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, Montana and New York if their share of the Partnership's income attributable to those states exceeds de minimis filing exceptions.

Section 754 Election

    The Partnership has made an election under Section 754 of the Internal Revenue Code (the "Code"), which generally permits a unitholder to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her unit price), as if he or she had acquired a direct interest in the Partnership's assets. A unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the unitholder's unique basis under this election. In the case of the Partnership units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of units and is not added to the basis of the Partnership's assets associated with all of the unitholders. The result of this election is an increased depletion deduction for public purchasers. Unitholders that purchased units in public markets since December 1994 were allocated less than $0.40 per unit in taxable gain for 1999.

Tax-Exempt Entities

    Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts ("IRAs"), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their Unrelated Business Taxable Income ("UBTI") for their taxable year exceeds $1,000. The majority of a unitholder's allocable share of taxable income from the Partnership will be classified as UBTI.

Timber Income—Capital Gain Benefit

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

Employees

    At December 31, 1999, the Partnership had 304 salaried and 917 hourly employees. The employees at the Partnership's Coeur d'Alene sawmill are covered by a collective bargaining agreement, which terminates in January 2001. The Managing General Partner believes that the Partnership's employee relations are good.

Risk Factors—Cautionary Statement for Purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution that, while such assumptions are believed to be reasonable and are made in good faith, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

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

There Are Many Limitations On Our Ability to Harvest Timber

    Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from our approximately 835,000 acres of timberlands. If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected. There are many factors that could restrict our ability to harvest the timberlands, including:

  •
  damage by fire, insect infestation, or disease;

  •
  prolonged drought;

  •
  natural disasters;

  •
  weather conditions, and

  •
  access limitations and regulatory requirements associated with proximity to streams and other water courses.

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

We May Not Be Able to Make Future Cash Distributions At Current Levels

    Our belief that we will be able to continue to make cash distributions is based on various assumptions about our future operating conditions. If any of these assumptions turns out to be incorrect, we may not be able to distribute as much cash to you as we currently do, or make distributions at all. Our ability to make regular quarterly cash distributions will depend on many factors, including:

  •
  the volatility of timber and lumber prices;

  •
  the effect of acquisitions;

  •
  fluctuations in working capital;

  •
  timing and amounts of capital expenditures;

  •
  prevailing economic conditions; and

  •
  other factors, some of which are beyond our control.

    In addition, as of December 31, 1999, we had approximately $571.8 million of long-term debt, and the amount of this debt as a percentage of our total market capitalization was 50.9%. As a result, we have incurred long-term debt that is substantial in relation to partners' equity. Also, the agreements governing our indebtedness contain restrictive covenants that limit our ability to incur additional debt, as well as to make future cash distributions. Payment of principal and interest on our long-term debt and/or the existence of any events of default under our debt agreements, as well as compliance with the requirements and covenants of our debt agreements, may prevent us from making future cash distributions at current levels or at all.

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

You Will Have Only Limited Voting Rights; The Managing General Partner Controls The Partnership

    The Managing General Partner will manage and control the activities of the Partnership. Unlike the holders of common stock in a corporation, you, as a holder of common units, will have only limited voting rights on matters affecting our business. Holders of common units will have no right to elect the General Partners on an annual or other continuing basis. The Managing General Partner may not be removed at any time unless the holders of at least 66% of the outstanding common units approve the removal (excluding units owned by the General Partners and their affiliates). As a result, you will have limited influence on matters affecting the operation of the Partnership, and third parties may find it difficult to attempt to gain control from the Managing General Partner or to influence the activities of the Partnership.

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

The Partnership Agreement Modifies the Fiduciary Duties of the General Partners

    The Partnership Agreement contains language that attempts to limit the liability of the General Partners to the Partnership and the holders of common units. The General Partners will not be in breach of their obligations under the Partnership Agreement or their duties to the Partnership or the unitholders if a conflict of interest is resolved in a way that is fair and reasonable to the Partnership. The Partnership Agreement provides that any resolution of a conflict will be fair and reasonable to the Partnership if the resolution is:

  •
  approved by the audit committee of the Managing General Partner,

  •
  on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties,  or

  •
  fair to the Partnership, taking into account the total relationship between the parties involved (including other transactions that may be particularly favorable or advantageous to the Partnership).

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

Because the Partnership is a Registered Tax Shelter, You May Be Subject to a Potential IRS Audit

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

Manufacturing Facilities

    The Partnership currently operates six lumber mills that are located in Oregon, Idaho and Washington. The two Oregon facilities are located in central Oregon and are two of the largest producers of premium grade pine boards in the United States. The two Idaho mills are located in northern Idaho near the Inland timberlands and produce a diverse line of lumber products, including 1" boards and 2" dimension lumber products. The Washington mill in Marysville produces studs. The Port Angeles, Washington mill produces lumber studs for general construction purposes in lengths from 8 to 10 feet. The Port Angeles and Bonners Ferry mills are configured to produce both domestic and metric sizes for offshore markets.

    The following table summarizes the annual production and capacity of the Partnership's lumber and remanufacturing facilities (amounts in MMBF):

Description of Facility	2000 Production Capacity	1999 Production	1998 Production	1997 Production
Oregon lumber mills	190	194	178	164
Inland lumber mills	270	256	191	189
Washington lumber mill(s)	150	139	41	32
Remanufacturing facility (1)	—	—	—	7

(1)
The assets and related inventories of the Partnership's remanufacturing facility in Redmond, Oregon were sold in March 1997, and 1997 amounts reflect production through the date of sale.

    The Partnership currently owns and operates five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada. The Partnership also operates six forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in Lakeville, Minnesota, one each in Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor.

Item 3. Legal Proceedings

    There is no pending litigation involving the Partnership, and to the knowledge of the Managing General Partner there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to the vote of the limited partners in the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Unitholder Matters

    The Partnership's common units are traded principally on the New York Stock Exchange. As of December 31, 1999, there were approximately 30,000 beneficial owners of 27,414,704 outstanding common units. The subordinated units are not publicly traded. As of December 31, 1999, there were five beneficial owners of 2,886,544 outstanding subordinated units, which converted to common units on February 14, 2000.

    Trading price data for the common units, as reported by the New York Stock Exchange, and declared distribution information for 1999 and 1998 was as follows:

1999 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$22.44	$22.56	$24.38	$22.50
Low	$20.25	$20.63	$20.44	$17.25
Cash Distribution	$0.564	$0.564	$0.564	$0.564

1998 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$26.94	$29.38	$25.44	$24.81
Low	$23.38	$24.19	$19.44	$19.31
Cash Distribution	$0.551	$0.551	$0.551	$0.551

    Cash distributions, if any, are expected to be paid quarterly from "Available Cash" as defined in the Partnership Agreement. The Board of Control, in January 2000, declared the fourth quarter 1999 distribution, as reflected in the above table, of $0.564 per unit payable to unitholders of record on February 4, 2000 and paid on February 14, 2000. It is the Partnership's intention to maintain or increase the distribution into the foreseeable future; however, there can be no guarantee that the distributions will continue at this level. In addition, the Partnership's debt agreements have certain restrictive covenants limiting cash distribution amounts.

Item 6. Selected Financial Data

	Year Ended December 31,
In millions, except per unit amounts
	1999	1998	1997	1996	1995
Income Statement Data
Revenues (1)	$782.6	$667.0	$505.6	$401.6	$383.4
Depreciation, depletion and amortization (2)	56.8	74.5	47.6	39.8	35.0
Operating income (2 and 3)	84.2	79.4	68.4	61.0	48.2
Net income (2 and 3)	34.4	28.2	27.7	20.5	17.3
Net income per unit (2 and 3)	$1.13	$1.02	$1.01	$0.94	$0.94
Cash distribution per unit	$2.256	$2.204	$2.152	$2.096	$2.040
Cash Flow and Other Data
EBITDDA (4)	$140.6	$154.2	$114.4	$99.2	$83.3
Additions to timber and timberlands (5)	27.4	26.0	189.0	227.6	31.2
Additions to equipment	14.4	7.6	11.6	14.7	10.4
Cash flow from operating activities	81.8	67.8	64.7	65.1	21.9
Balance Sheet Data
Working capital	$111.3	$97.7	$75.2	$65.2	$66.7
Total assets	848.8	842.4	839.1	675.8	476.5
Long-term debt	571.8	538.5	574.5	392.0	326.0
Partners' Capital (6)	206.2	231.8	208.2	240.0	107.1
Operating Data (unaudited)
Fee timber harvest (MMBF)	334	413	332	297	202
External log sourcing (MMBF)	219	185	210	191	251
Lumber production (MMBF)	589	410	385	333	390
Plywood production (MMSF 3/8" basis)	N/A	N/A	N/A	76	113

(1)
Included in 1999 revenues are $68.6 million of sales generated by Desert Lumber, which was acquired in March 1999. Included in 1998 revenues are $114 million of sales generated by Alliance Lumber, which was acquired in January 1998. Also included are revenues from closed or sold operations of $13.9 million in 1997, $68.7 million in 1996 and $107.8 million in 1995.
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
(5)
In 1997, the Partnership purchased 65,000 acres of timber from Trillium Corporation for $152.5 million. In 1996, the Partnership purchased 207,000 acres of timberland from Cavenham Forest Industries for $205 million.
(6)
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

Supply

    Environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from federal lands. The resulting supply decrease caused prices for logs and lumber to increase significantly, reaching peak levels during late 1993 and early 1994. Even though prices have declined from these record levels, current prices still exceed pre-1993 levels. The low supply of timber from federal lands, which is expected to continue for the foreseeable future, has benefited forest products companies with private timber holdings, such as the Partnership, through higher stumpage and log prices. Additionally, many manufacturing facilities without a sufficient supply of fee timber were forced to close, including, in 1996, two Crown Pacific sawmills in the Inland Region that were closed or sold and a third mill that was sold in 1999. Increased supplies of logs harvested from private lands and logs imported from foreign countries have only partially offset the lost volume from federal lands and have not replaced the mature, high-quality timber found in greater quantities on federal lands.

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

Year 2000 Issues

    The Partnership has not experienced any significant problems with its operating systems, financial reporting systems, products, manufacturing equipment, vendors, suppliers or customers related to the year 2000.

    Total costs incurred with respect to compliance with year 2000 issues, excluding the cost of new software that was scheduled for replacement, was approximately $100,000. The Partnership does not foresee any additional spending related to year 2000 compliance.

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

    The following summarizes the Partnership's segment information (in millions):

Revenues(1)	1999	1998	1997
Timberlands:
Trade	$103	$189	$145
Intersegment	177	148	140

	280	337	285
Manufacturing:
Trade	271	198	219
Intersegment	14	4	17

	285	202	236
Wholesale Marketing:
Trade	395	264	128
Intersegment	41	23	—

	436	287	128
Corporate and Other:
Trade	14	16	13
Intersegment	4	9	7

	18	25	20
Total:
Total Revenue	1,019	851	669
Less Intersegment	(236)	(184)	(163)

Net Revenue	$783	$667	$506

Operating Income(1)
Timberlands	$57	$81	$64
Manufacturing	28	2	15
Wholesale	12	9	1
Corporate and Other	(13)	(13)	(12)

Operating Income	84	79	68
Interest Expense	(49)	(51)	(39)
Other	(1)	—	(2)

Net Income	$34	$28	$28

(1)
Totals may not add due to rounding.

Results of Operations (1999 compared to 1998)

General

    Net sales in 1999 increased $115.6 million, or 17.3%, to $782.6 million from $667.0 million in 1998. The increase was principally due to increases in revenues from the Partnership's wholesale and manufacturing operations, which were partially offset by decreases in log and property sales from the timberland operations.

    Selling, general and administrative expenses increased $7.4 million to $38.9 million (5.0% of revenues) in 1999, from $31.5 million (4.7% of revenues) in 1998, primarily as a result of the expanding wholesale operations, including the addition of Desert Lumber in March 1999, which were partially offset by operating efficiencies achieved within the administrative functions as operations have increased.

    Operating income as a percentage of revenues decreased to 10.8% for 1999 compared to 11.9% for 1998 as a result of a higher percentage of revenue generated by the lower margin wholesale operations. Excluding wholesale operations, operating income as a percentage of revenue increased to 18.6% for 1999 compared to 17.3% for 1998 as a result of favorable increases in log and lumber prices and improved manufacturing efficiencies.

    Interest expense decreased $2.1 million to $49.4 million in 1999, from $51.5 million in 1998. The decrease is primarily a result of lower average debt balances during 1999 compared to 1998 as a result of the payoff of approximately $50 million of debt at the end of the fourth quarter of 1998 following the receipt of proceeds from an equity offering.

    Other expense, net was $0.4 million in 1999 compared to other income net of $0.3 million in 1998. The 1999 net expense includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external sales decreased to $102.3 million, or 13.1% of revenue in 1999, compared to $189.4 million, or 28.4% of revenue in 1998. Internal sales of logs to manufacturing increased $30.3 million to $177.6 million in 1999 from $147.3 million in 1998 as a result of intersegment sales to the new Bonners Ferry and Port Angeles sawmills.

    Overall operating income from timberlands, including property sales, decreased 30.0% to $56.8 million in 1999 from $81.1 million in 1998, primarily as a result of planned decreases in fee harvest, lower external log sales and fewer property sales in 1999 compared to 1998.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

Tree Farm	1999	1998	% Change
Oregon	$407/MBF	$484/MBF	(15.9)%
Inland	$390/MBF	$354/MBF	10.2%
Hamilton	$359/MBF	$389/MBF	(7.7)%
Olympic	$386/MBF	$427/MBF	(9.6)%
Weighted average	$381/MBF	$421/MBF	(9.5)%

    Log prices for any period of time are influenced by the species of logs sold and the form in which they are sold—as stumpage (i.e. a standing tree) or as a delivered log. Market prices for logs for 1999 are generally higher than for 1998 in response to the higher lumber prices. However, the weighted average price received by the Partnership decreased in 1999 compared to 1998 as a result of differences in the type mix (i.e. changes in the percentage of delivered logs vs. stumpage sales) and changes in the species mix.

    Domestic external log sales volumes decreased 36.9% in 1999 to 201.6 MMBF, compared to 319.5 MMBF in 1998, primarily as a result of increased internal sales to the new Bonners Ferry and Port Angeles sawmills, a 19% decrease in the 1999 fee harvest and a significant decrease in stumpage sales from the Oregon tree farm in 1999 compared to 1998. Sales volume from the Inland mill increased primarily as a result of a large, planned stumpage sale during the fourth quarter of 1999.

    The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

Tree Farm	1999	1998	% Change
Oregon	12,140	103,073	(88.2)%
Inland	88,152	63,475	38.9%
Hamilton	57,227	86,542	(33.9)%
Olympic	44,071	66,426	(33.7)%

Total	201,590	319,516	(36.9)%

Export Log Sales

    Sales of logs to customers involved in exporting activities were $5.1 million, or 0.6% of revenues in 1999, compared to $8.3 million, or 1.2% of revenues in 1998. Prices received for export logs increased $22/MBF to $620/MBF while sales volumes decreased 41.2% to 8.2 MMBF in 1999 compared to 13.9 MMBF in 1998.

Property Sales

    Revenue and operating income from property sales in 1999 were $7.6 million and $4.1 million, respectively, compared to $32.1 million and $10.7 million, respectively in 1998. As part of its ongoing strategy of reinvesting the value of non-strategic timberlands, the Partnership will continue to sell or trade properties in Oregon, Idaho and northwest Washington.

USFS Exchange of Timberlands

    On June 8, 1999 the Partnership exchanged 34,000 acres of timberland in central Oregon with the U.S. Forest Service for 31,000 acres also located in central Oregon. The Partnership gave timberland with an appraised value of approximately $39.2 million and received timberland of like value. There was no impact on the financial position, results of operations or cash flows as a result of the exchange. The exchange allowed the Partnership to block up non-contiguous parcels of timberland, which will allow for more efficient management of the tree farm.

Manufacturing

    Sawmill sales, excluding sales of lumber products to the wholesale division, were $271.4 million, or 34.7% of revenue in 1999, compared to $198.3 million, or 29.7% of revenue in 1998.

    Operating income from manufacturing increased to $28.5 million in 1999 compared to $1.5 in 1998. The increase is primarily a result of efficiencies, cost reductions realized at existing mills, production increases, increases in average sales prices and exceeding production goals at the new Bonners Ferry and Port Angeles mills.

    Average prices received for all lumber, including sales to the wholesale division, in the various regions were as follows:

Region	1999	1998	% Change
Oregon	$636/MBF	$591/MBF	7.6%
Inland	$382/MBF	$389/MBF	(1.8)%
Washington	$315/MBF	$306/MBF	2.9%
Weighted average	$449/MBF	$469/MBF	(4.3)%

    Lumber prices were generally higher for 1999 in comparison to 1998, although they generally decreased during the fourth quarter of 1999 reflecting seasonally lower lumber pricing. Average prices are often influenced by the species manufactured, particularly at the Inland mills. In 1999, the Inland mills manufactured only an incidental volume of cedar and pine compared to about 20% in 1998. These species have average sales prices that exceed the average sales prices of currently manufactured species by $200 to $300 per MBF.

    Total lumber sales volumes increased 43.6% in 1999 to 592.0 MMBF compared to 412.4 MMBF in 1998. Sales volumes from the various regions were as follows (in MBF):

Region	1999	1998	% Change
Oregon	193,422	178,519	8.3%
Inland	257,520	196,276	31.2%
Washington	141,069	37,578	275.4%

Total	592,011	412,373	43.6%

    The increases in the Inland and Washington regions are primarily as a result of production from the newly constructed Bonners Ferry and Port Angeles sawmills that came on line during the fourth quarter of 1998.

    By-product revenues accounted for 2.4% of revenue in 1999, compared to 1.8% of revenue in 1998. Residual wood chip prices increased to $69 per bone dry unit (BDU) in 1999 compared to $57/BDU in 1998. Prices are expected to increase further in 2000 in response to higher demand and prices for market pulp.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership. Sales totaled $394.8 million, or 50.4% of revenue in 1999, compared to $263.4 million, or 39.5% of revenue in 1998. Operating income from wholesale operations increased 27.5% to $12.2 million in 1999 compared to $9.6 million in 1998. The increases in revenue and operating income are a result of the acquisition of Desert Lumber and Reno Lumber in March 1999, which added two new contractor service yards, as well as internal growth at existing service yards. Increases in operating income were partially offset by a sharp downturn in both lumber and panel markets in the second half of the third quarter, which led to lower profits on new jobs that were being supplied with inventory purchased at higher prices.

Results of Operations (1998 compared to 1997)

General

    Net sales in 1998 increased $161.4 million, or 31.9%, over sales in 1997, to $667.0 million from $505.6 million. The increase was principally due to increased revenue from the Partnership's wholesale operations, increased log and stumpage revenue and increased timberland property sales, offset by a decrease in revenue from lumber sales from the Partnership's mills. The increase in revenue from the wholesale operations was primarily due to the purchase of Alliance Wholesale Lumber, Inc. in January 1998.

    Cost of products sold as a percentage of revenue increased to 83.4% in 1998, compared to 81.7% in 1997. The increase was primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, and lower sales realizations for logs and lumber, which were partially offset by property sale gains and operating efficiencies resulting from capital improvements.

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

    Interest expense increased $12.4 million to $51.5 million in 1998, from $39.1 million in 1997. The increase was primarily a result of increased debt related to the Trillium and Alliance Lumber acquisitions.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    External log sales, including stumpage sales, but excluding timberland sales, represented approximately 23.5% of sales in 1998, compared to 24.1% in 1997. Average external domestic prices received for logs sold from the Oregon tree farm increased 19.5% to $484/MBF compared to $405/MBF in 1997. The increase was primarily a result of a species mix shift toward higher price ponderosa pine. Average external domestic prices received for logs sold, including stumpage sales, from the Inland, Hamilton and Olympic tree farms decreased 16.3%, 16.7% and 3.2%, respectively, to $354/MBF, $389/MBF and $427/MBF, respectively, from $423/MBF, $467/MBF and $441/MBF, respectively, during 1997. Overall decreases in domestic log prices were primarily a result of decreases in the selling prices for lumber and a greater proportion of stumpage sales in the mix in the first three quarters of 1998 compared to 1997. The overall price decrease was partially offset by increased sales of higher quality logs that previously had been sold for export. Prices increased in the fourth quarter of 1998 compared to the third quarter of 1998 in all regions primarily as a result of higher value Ponderosa pine stumpage sales during the fourth quarter of 1998, taking advantage of more favorable lumber and log market conditions in the Oregon region.

    External domestic log sales volumes, including stumpage sales, increased 43.0% in 1998 to 319.5 MMBF, compared to 223.4 MMBF in 1997. The increases at each of the Partnership's tree farms were primarily a result of continued movement of lower grade export logs to the domestic market, the addition of the Trillium timberlands and increased stumpage sales volumes compared to 1997. Log sales volumes decreased in the fourth quarter of 1998 compared to the third quarter of 1998 due to a reduction in the fee harvest and the start-up of the new mill in Port Angeles, Washington, which began adding conversion margin to logs from the Olympic tree farm, effectively reducing the amount of logs and stumpage sold domestically and for export.

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

    Price decreases in the Inland region were primarily due to a general decline in market conditions, partially offset by a shift from dimension lumber toward specialty products like Machine Stress Rated ("MSR") and lamstock during the third and fourth quarters of 1998.

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

Wholesale Marketing

    External revenues from sales at the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $263.8 million, or 39.5% of revenue in 1998 compared to $127.9 million, or 25.3% of revenue in 1997. Operating income increased to $9.6 million in 1998 from $1.2 million in 1997. The increases were primarily a result of the acquisition of Alliance Lumber, which the Partnership began operating in the first quarter of 1998. The Partnership expects the wholesale operations to continue to perform well, as they have in 1998, in spite of lagging lumber prices, as demand for housing remains strong. The Partnership acquired Desert Lumber, Inc. of Las Vegas and Reno, Nevada in March 1999, which added two new contractor service yards.

Liquidity and Capital Resources

    The Partnership's primary sources of liquidity have been cash provided by operating activities as well as debt and equity financings. In March 2000, the Partnership announced that it retained an investment banking firm to explore strategic alternatives to enhance value for the Partnership's unitholders, including the possible sale of the Partnership.

    Working capital increased to $111.3 million at December 31, 1999 compared to $97.7 million at December 31, 1998. Cash provided by operating activities was $81.8 million and $67.8 million in 1999 and 1998, respectively. The net increase in cash provided by operating activities is primarily a result of increased income and a smaller increase in accounts receivable in 1999 compared to 1998, offset by decreased depletion, depreciation and amortization.

    Net cash used in investing activities of $26.5 million resulted from additions to timberlands, timber cutting rights and equipment and the acquisition of Desert Lumber, partially offset by proceeds from sales of properties and principal payments received on notes.

    Net cash used by financing activities of $55.2 million resulted primarily from distributions to partners of $69.2 million and a $10.0 million net decrease in short-term borrowings, partially offset by $24.9 million in net proceeds from long-term debt.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, has been and will continue to be significant. Capital expenditures, consisting of additions to timber cutting rights and additions to property, plant and equipment, totaled $26.5 million in 1999 and are expected to total approximately $37.0 million during 2000. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $15.3 million in 1999. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities.

    The Partnership plans to spend approximately $20.0 million (included in the $37.0 million total above) in 2000 on a new small log line at its Gilchrist mill, which will be funded either with lease or bank financing. In addition, the Partnership closed its acquisition of approximately 91,000 acres of northern Idaho timberlands in January 2000 for $73.4 million, which was funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $56 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The credit facility bears a floating rate and is unsecured. At December 31, 1999, the Partnership did not have any amounts outstanding under this facility.

    On December 1, 1999, the Partnership renegotiated the terms of its revolving acquisition line of credit with a group of banks to provide for a $224 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 1999, the Partnership had $85.6 million outstanding under this facility, with a weighted average interest rate of 7.5%.

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

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1999.

New Accounting Pronouncements

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At December 31, 1999, the Partnership had $85.6 million outstanding under its lines of credit with a weighted average interest rate of 7.5%. A hypothetical 10 percent change in interest rates would not have a material impact on the Partnership's cash flows.

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

Directors

    Robert Jaunich II, 59, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of direct investments of Fremont Investors, Inc. From 1986 until he joined Fremont Investors, Inc., Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of Consolidated Freightways, Inc. and on the boards of various other private companies.

    Peter W. Stott, 55, Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a temperature controlled regional motor carrier company located in Portland, Oregon, which employs over 350 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Directors for Liberty Northwest Insurance Company.

    James A. Bondoux, 60, Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner's Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux was a Managing Principal of Fremont Investors since December 1984, concentrating on private ventures and special situation equity investments.

    Charles E. Carlbom, 65, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee. Mr. Carlbom is the retired Chairman of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.

    Richard B. Keller, 71, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Keller has been President of Keller Enterprises, Inc. since 1975. He was Senior Vice President of Western Kraft Corporation, a division of Willamette Industries, Inc. from 1970 to 1975 and held various positions with Western Kraft from 1954. Mr. Keller started his career in the forest products industry at Georgia-Pacific Corporation where he served as an Assistant to the Vice Chairman. Mr. Keller currently serves on the Board of Directors of Northwest Natural, a publicly owned natural resource service provider.

    John W. Larson, 62, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

    Christopher G. Mumford, 54, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He has been a General Partner of Scarff, Sears & Associates in San

Francisco since 1986 and a Managing Director of Questor Partners Fund, L.P., since 1996. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994, and has served as a director of several other privately owned companies.

    William L. Smith, 58, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 25 years of experience managing timberland and developing recreational properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

Executive Officers

    For a description of Peter W. Stott's background, the President and Chief Executive Officer of the Managing General Partner, see "Directors" above.

    Steven E. Dietrich, 45, joined Crown Pacific in December 1999 as Vice President of Finance. He has over 22 years of experience in the forest products and investment industries. Before joining the Partnership, Mr. Dietrich was Director of Investments for UBS Brinson Timber Group, a global timber investment advisor, since 1998. From 1991 to 1998, Mr. Dietrich was Vice President, Senior Research Analyst (Forest Products) for D.A. Davidson & Co. Prior to 1991, Mr. Dietrich served in senior staff positions in the forest products companies Bohemia and WTD Industries, and as a service forester for the NJ Bureau of Forest Management.

    Roger L. Krage, 52, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998. From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 16 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

    Richard D. Snyder, 52, Senior Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President. Mr. Snyder has over 26 years experience in the accounting and finance profession focusing extensively on the forest products industry. From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products. Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

    W. R. ("Ray") Jones, 47, Executive Vice President of Resources of the Managing General Partner. Mr. Jones joined Crown Pacific in 1992 as Procurement and Acquisition Forester and as Divisional Land and Timber Manager in Central Oregon. Mr. Jones has over 20 years of experience in timberland management, procurement and acquisitions. From 1985 through 1992 Mr. Jones was Timber Manager for Triangle Veneer, Inc., and was a log buyer and woodlands forester for Pope and Talbot from 1979 through 1984. Prior to 1979, Mr. Jones was a service forester and Forest Practices officer for the Oregon Department of Forestry.

    Sandy M. Fulton, 56, joined Crown Pacific in 1998 as Executive Vice President of Operations. He has over 38 years of forest product industry experience. Before joining the Partnership, Mr. Fulton was President and Chief Executive Officer of Pacific Forest Products Limited, a Canadian wood products company since 1993.

    L. James Weeks, 58, Vice President of Wholesale Operations of the Managing General Partner. Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership. Mr. Weeks has over 27 years experience in the forest products industry, primarily in sales and marketing related functions. Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities. Crown Pacific acquired Maywood-Anderson in September 1996. Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978. Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

    P.A. ("Tony") Leineweber, 55, Vice President of Administration of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 20 years experience in managing these corporate functions.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Exchange Act requires the Managing General Partner's directors and executive officers, and persons who own more than ten percent of the Partnership's common units, to file reports of ownership and changes in ownership with the Commission and the NYSE. Based on the Partnership's review of the copies of such reports received by the Partnership and on written representations received by the Partnership, the Partnership believes that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 1999.

Item 11. Executive Compensation

Summary Compensation Table

    The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer and the four other most highly compensated executive officers during the last fiscal year (together, the "named executive officers") for services rendered to the

Partnership in all capacities during each of the last three fiscal years. The table also indicates the capacity in which each named executive served at the end of 1999.

Long-Term Compensation
				Awards	Payouts
Annual Compensation
Name and Principal Position				Securities Underlying Options (#)	LTIP Payouts ($)(A)
	Year	Salary ($)	Bonus ($)
Peter W. Stott President and Chief Executive Officer	1999 1998 1997	$715,000 645,000 600,000	$472,500 450,000 420,000	55,000 53,000 57,000	$73,790 12,255 —
Roger L. Krage Senior Vice President, Secretary and General Counsel	1999 1998 1997	325,000 295,000 275,191	210,000 187,500 175,000	40,000 37,000 40,000	51,740 8,600 —
Sandy M. Fulton (B) Executive Vice President Manufacturing	1999 1998 1997	249,996 121,874 —	178,125 — —	— — —	— — —
L. James Weeks Vice President, Wholesale Operations	1999 1998 1997	277,398 259,808 250,000	25,000 25,000 15,000	20,000 23,000 8,000	13,780 1,720 —
Richard D. Snyder Senior Vice President and Chief Financial Officer	1999 1998 1997	265,000 254,422 225,000	30,000 25,000 35,000	25,000 23,000 25,000	32,310 5,375 —

(A)
Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan.
(B)
1998 salary represents amounts earned by Mr. Fulton from the time he joined the Partnership in July 1998 through December 31, 1998.

Unit Option Grants

    The following table sets forth the number of unit options granted at fair market value under the Partnership's 1994 Unit Option Plan to the named executive officers in 1999.

Option Grants in Last Fiscal Year

Individual Grants (A)
					Potential Realizable Value At Assumed Annual Rates of Unit Price Appreciation for Option Term (B)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Unit)	Expiration Date
					5% ($)	10% ($)
Peter W. Stott	55,000	20.0%	$21.25	01/01/09	$735,020	$1,862,687
Roger L. Krage	40,000	14.5	21.25	01/01/09	534,560	1,354,681
Sandy M. Fulton	—	—	—	—	—	—
L. James Weeks	20,000	7.3	21.25	01/01/09	267,280	677,340
Richard D. Snyder	25,000	9.1	21.25	01/01/09	334,100	846,676

(A)
Options granted in 1999 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

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

Option Exercises and Holdings

    The following table provides information concerning the exercise of options during 1999 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($) (A) Exercisable/ Unexercisable
Peter W. Stott	—	—	211,535 / 153,000	— / —
Roger L. Krage	—	—	210,535 / 107,300	— / —
Sandy M. Fulton	—	—	— —	— / —
L. James Weeks	—	—	4,700 / 46,300	— / —
Richard D. Snyder	—	—	17,500 / 69,200	— / —

(A)
None of the named executive officers had options that were in-the-money at December 31, 1999. The market value of the Partnership's common units at December 31, 1999 was $17.88.

Long-Term Incentive Plan Awards

    The following table provides information concerning the grant of distribution equivalent rights ("DERs") pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan during 1999 with respect to the named executive officers.

Name	Number of DERs (#) (A)	Period Until Maturation (B)	Expiration Date	Estimated Future Payout ($) (C)
Peter W. Stott	27,500	1 year	02/15/05	$372,900
Roger L. Krage	20,000	1 year	02/15/05	271,200
Sandy M. Fulton	—	—	—	—
L. James Weeks	10,000	1 year	02/15/05	135,600
Richard D. Snyder	12,500	1 year	02/15/05	169,500

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

(B)
DERs granted in 1999 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

(C)
Calculated based on $2.26 per unit cash distribution annually over the six-year term of the DER.

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

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

    The Managing General Partner entered into employment agreements with each officer in 1999. The agreements expire on December 31, 2000, however, the term automatically extends for one calendar year, unless either party gives written notice to the contrary to the other party at least 90 days prior to the date the agreement would otherwise be so extended. The agreements include confidentiality provisions and an involuntary termination provision pursuant to which the officer would receive severance pay equal to up to twelve months base salary. In the event of a change-in-control and loss of employment, each officer's unit options and distribution equivalent rights vest and the officer can receive up to three years' severance pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of February 29, 2000, certain information furnished to the Company with respect to ownership of the Partnership's common units of (i) each Director, (ii) the named executive officers, (iii) all persons known by the Partnership to be beneficial owners of more than 5 percent of its common units, and (iv) all executive officers and Directors as a group:

	Common Units
Shareholder	Number Of Units	Percent of Units Outstanding
Fremont Investors, Inc. (1)(2)	3,859,269	12.7%
Crown Pacific Administrative L.P. (3)	2,711,320	8.9%
Sequoia Ventures Inc.	1,466,758	4.8%
Robert Jaunich II (4)	5,348,427	9.5%
Peter W. Stott (5)	4,271,185	13.9%
James A. Bondoux (6)	2,712,320	8.9%
Richard B. Keller	610,668	2.0%
Roger L. Krage (7)	501,271	1.6%
Christopher G. Mumford	68,376	*
John W. Larson	45,685	*
Richard D. Snyder (8)	39,598	*
L. James Weeks (9)	27,122	*
William Smith	1,800	*
Charles E. Carlbom	1,750	*
Sandy M. Fulton	1,000	*
All executive officers and directors as a group (15 persons) (10)	8,098,194	26.1%

*
Less than 1% of the class.

(1)
Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105. Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont. As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont. Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. ("Sequoia"). Accordingly, Mr. Bechtel may be deemed to control Sequoia. Fremont also controls Crown Pacific Administrative L.P.

(2)
Common and subordinated units beneficially owned include (i) 2,711,320 common units owned by Crown Pacific Administrative L.P.; (ii) 851,506 common units owned by Fremont Sequoia Holdings, a subsidiary of Fremont Investors, Inc.; and (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc.

(3)
The current address for Crown Pacific Administrative, L.P. is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(4)
Includes (i) 2,711,320 commun units beneficially owned by Crown Pacific Administrative L.P., (ii) 296,443 common units owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director (iii) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director and (iii) 1,466,758 common units beneficially owned by Sequoia Ventures Holdings, L.P., of which Mr. Jaunich is a director. Mr. Jaunich disclaims beneficial ownership of all such units other than 22,400 common units owned directly by him. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.

(5)
Includes: (i) 2,711,320 commun units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units, (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott is a general partner and owns a 92% interest; (iii) 404,150 common units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's; and (iv) 255,135 common units subject to options exercisable within 60 days of February 29, 2000. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(6)
Includes 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Bondoux is a director. Mr. Bondoux disclaims beneficial ownership of such units. Current address is 50 Fremont Street, Suite 3700, San Francisco, California 94105.

(7)
Includes 195,000 common units owned by SK Partners, of which Mr. Krage is a general partner and owns an 8% interest, and 230,935 common units subject to options exercisable within 60 days of February 29, 2000. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(8)
Includes 38,100 units subject to options exercisable within 60 days of February 29, 2000.

(9)
Includes 13,700 units subject to options exercisable within 60 days of February 29, 2000.

(10)
Includes: (i) 1,550,147 common units owned directly by the executive officers and directors as a group; (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott and Mr. Krage are general partners; (iii) 2,711,320 common units beneficially owned by Crown Pacific Administrative, of which Mr. Stott and Mr. Krage are directors and shareholders; (iv) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director; (v) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director; (vi) 1,466,758 common units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director; (vii) 404,150 common units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's and (viii) 622,870 common units subject to options exercisable within 60 days of February 29, 2000.

Item 13. Certain Relationships and Related Transactions

    As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These cost reimbursements totaled $5.4 million in 1999.

    During 1999, the Partnership paid $100,000 to Fremont Investors, Inc. for management services provided.

    All related party transactions are conducted at arm's length.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

The following schedule and report thereon is filed herewith:

Page
Report of Independent Accountants on Financial Statement Schedule	F-19
Schedule II Valuation and Qualifying Accounts	F-20

Reports on Form 8-K

    The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index. Exhibits that are not incorporated by reference to a prior filing are designated by an asterisk.

Exhibit No.	Description
3.1	Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (Filed as Exhibit A to Part I of Registrant's Registration Statement on Form S-1 No. 83-85066) .
3.2	Form of Agreement of Limited Partnership of Crown Pacific Limited Partnership (Filed as Exhibit 3.2 to the Registrant's Statement on Form S-1 No. 83-85066).
3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed with the Registrant's Form 10-Q for the quarter ended March 31, 1997).
3.4
Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.4 to the Registrant's Form 10-K for the year ended December 31, 1997).
*3.5	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership.
10.1	Note Purchase Agreement relating to 9.78% Senior Notes due 2009 (Filed as Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1995).
10.2	Amendment No. 2 to $275,000,000, 9.78% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
10.3	Note Purchase Agreement relating to 9.60% Senior Notes due 2009 (Filed as Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1995).
10.4	Amendment No. 2 to $25,000,000, 9.60% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
10.5	Note Purchase Agreement dated as of December 15, 1997—$95 million Senior Notes, Series A, B and C (Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1997)
10.6
Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1998)
*10.7
Amended and Restated Credit Agreement dated December 1, 1999 between Crown Pacific Limited partnership and Bank of America, N.A. as agents for Union Bank of California, N.A. as Syndication Agent and Bank of Montreal and KeyBank National Association, as co-agents.
*10.8
Amended and Restated Facility B Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A., as letter of credit issuing bank and as agent for Union Bank of California, N.A. as Syndication Agent, and Bank of Montreal and KeyBank National Association, as co-agents.

10.9	Amended and Restated Employment Agreement dated September 20, 1999 with Peter W. Stott (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.10	Amended and Restated Employment Agreement dated September 20, 1999 with Roger L. Krage (Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.11	Amended and Restated Employment Agreement for Richard D. Snyder dated Sept. 20, 1999 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.12	Amended and Restated Employment Agreement for Sandy Fulton dated September 20, 1999 (Filed as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.13	Amended and Restated Employment Agreement for W. Ray Jones dated September 20, 1999 (Filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.14	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999 (Filed as Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.15	Amended and Restated Employment Agreement for L. James Weeks dated Sept. 20, 1999 (Filed as Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.16	Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 No. 83-85066).
10.17	1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1997).
10.18	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan (Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
*10.19	Crown Pacific Management Limited Partnership 2000 Unit Option Plan
21	List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 No. 33-85066).
*23	Consent of PricewaterhouseCoopers LLP.
*27	Financial Data Schedule.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN PACIFIC PARTNERS, L.P. (Registrant)
By:	Crown Pacific Management Limited Partnership, as Managing General Partner
By:	/s/ PETER W. STOTT Peter W. Stott President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on March 15, 2000, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant's Managing General Partner.

By:	/s/ ROBERT JAUNICH II Robert Jaunich II	Chairman of the Board of Control, Executive Committee
By:	/s/ PETER W. STOTT Peter W. Stott	President and Chief Executive Officer & Member, Board of Control, Executive Committee, Crown Pacific Management, L.P. (Principal Executive Officer)
By:	/s/ RICHARD D. SNYDER Richard D. Snyder	Senior Vice President & Chief Financial Officer Crown Pacific Management, L.P. (Principal Financial and Accounting Officer)
By:	/s/ CHARLES E. CARLBOM Charles E. Carlbom	Member, Board of Control, Audit Committee
By:	/s/ JOHN W. LARSON John W. Larson	Member, Board of Control, Audit Committee
By:	/s/ CHRISTOPHER G. MUMFORD Christopher G. Mumford	Member, Board of Control, Audit Committee

Consolidated Statements of Income

(In thousands, except unit and per unit data)

	For the Year Ended December 31,
	1999	1998	1997
Revenues	$782,550	$666,965	$505,588
Operating costs:
Cost of products sold	659,429	556,030	413,085
Selling, general and administrative expenses	38,882	31,489	24,070

Operating income	84,239	79,446	68,433
Interest expense	49,394	51,489	39,083
Amortization of debt issuance costs	693	784	745
Other (income) expense, net	(251)	(1,060)	922

Net income	$34,403	$28,233	$27,683

Net income per unit	$1.13	$1.02	$1.01

Weighted average units outstanding	30,232,626	27,475,746	27,104,277

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(In thousands except unit information)

	December 31,
	1999	1998
Assets
Current assets:
Cash and cash equivalents	$21,616	$21,542
Accounts receivable	95,416	85,088
Notes receivable	2,617	4,796
Inventories	55,774	48,885
Deposits on timber cutting contracts	2,280	3,492
Prepaid and other current assets	3,025	5,053

Total current assets	180,728	168,856
Property, plant and equipment, net	51,156	45,558
Timber, timberlands and roads, net	563,414	585,762
Intangible assets, net	30,452	21,060
Other assets	23,011	21,157

Total assets	$848,761	$842,393

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$—	$10,000
Accounts payable	36,858	30,002
Accrued interest	23,123	22,137
Accrued expenses	9,339	9,023
Current portion of long-term debt	64	37

Total current liabilities	69,384	71,199
Long-term debt	571,813	538,521
Other non-current liabilities	1,346	840

Total liabilities	642,543	610,560
Commitments and contingent liabilities
Partners' capital:
General partners	1,560	2,428
Limited partners (30,301,248 and 29,876,720 units outstanding at December 31, 1999 and 1998, respectively)	204,658	229,405

Total partners' capital	206,218	231,833

Total liabilities and partners' capital	$848,761	$842,393

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

(In thousands)

	For the Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$34,403	$28,233	$27,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	56,763	74,527	47,626
Gain on sale of property	(2,638)	(11,175)	(7,430)
Other	—	309	(134)
Net change in current assets and current liabilities:
Accounts and notes receivable	(13,628)	(33,618)	(5,682)
Inventories	(2,121)	1,173	(14,259)
Prepaid and other current assets	2,053	446	(1,439)
Accounts payable and accrued expenses	6,952	7,954	18,329

Net cash provided by operating activities	81,784	67,849	64,694
Cash flows from investing activities:
Additions to timberlands	(15,268)	(13,753)	(175,408)
Additions to timber cutting rights	(12,094)	(12,215)	(13,585)
Additions to property, plant and equipment	(14,394)	(7,616)	(11,561)
Proceeds from sales of property	6,355	19,879	20,129
Principal payments received on notes	12,823	16,251	6,196
Acquisition of businesses, net of cash	(3,114)	(15,413)	—
Other investing activities	(816)	(82)	156

Net cash used in investing activities	(26,508)	(12,949)	(174,073)
Cash flows from financing activities:
Proceeds from sale of partnership interests	—	51,864	—
Net (decrease) increase in short-term borrowing	(10,000)	1,000	(6,170)
Proceeds from issuance of long-term debt	24,913	183,244	214,500
Repayments of long-term debt	(36)	(229,809)	(32,000)
Distributions to partners	(69,190)	(61,073)	(59,131)
Capital contributions	184	1,124	—
Debt and equity issuance costs	(1,529)	(1,921)	(1,786)
Other financing activities	456	(171)	(468)

Net cash (used in) provided by financing activities	(55,202)	(55,742)	114,945

Net increase (decrease) in cash and cash equivalents	74	(842)	5,566
Cash and cash equivalents at beginning of period	21,542	22,384	16,818

Cash and cash equivalents at end of period	$21,616	$21,542	$22,384

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Partners' Capital

(In thousands)

	General Partnership Interest	Limited Partnership Interest
Balances, December 31, 1996	$2,708	$237,290
Equity issuance costs and other	—	(311)
Net income for the year	277	27,406
Distributions	(892)	(58,239)

Balances, December 31, 1997	2,093	206,146
Equity issuance costs and other	—	(1,563)
Issuance of partnership units	—	56,873
Contribution of capital	1,124	—
Net income for the year	283	27,950
Distributions	(1,072)	(60,001)

Balances, December 31, 1998	2,428	229,405
Equity issuance costs and other	—	(12)
Issuance of partnership units	—	9,000
Contribution of capital	184	—
Net income for the year	344	34,059
Distributions	(1,396)	(67,794)

Balances, December 31, 1999	$1,560	$204,658

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Summary of Operations

    Crown Pacific Partners, L.P. (the "Partnership" or "Crown Pacific"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the Northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and marketing of lumber and other wood products.

    Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL") through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 8.77% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

Principles of Consolidation

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

    The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from lumber, plywood and millwork sales is recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectability of any outstanding receivable from the purchaser is assured. The allowance for doubtful accounts was $1.09 million and $0.34 million at December 31, 1999 and 1998, respectively.

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

Property, Plant and Equipment

    Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, including capitalized interest during construction of $0.52 million and $0.45 million for the years ended December 31, 1999 and 1998, respectively. Maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

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

Debt Issuance Costs

    Debt issuance costs, including $1.5 million and $0.1 million of costs in 1999 and 1998, respectively, are a component of other assets and include all costs and fees incurred that are directly related to obtaining credit facilities. These costs are amortized over the term of the related credit agreement. Unamortized debt issuance costs were $8.1 million and $7.3 million at December 31, 1999 and 1998, respectively.

Income Taxes

    The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders.

Accrued Expenses

    Included in accrued expenses are accrued payroll and profit sharing expenses of $7.0 million and $5.3 million as of December 31, 1999 and 1998, respectively (see Note 9).

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

Sales to Exporters

    The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $5.1 million, $8.3 million and $16.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Supplemental Cash Flow Information

    The Partnership made cash payments for interest of $49.6 million, $49.3 million, and $39.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Partnership excludes non-cash transactions from the consolidated statement of cash flows. Excluded for the years ended December 31, 1999, 1998 and 1997 were $2.7 million, $14.5 million and $4.7 million, respectively, representing notes received in exchange for timberland sales. Included for the year ended December 1997 are notes issued in exchange for timberland (see Note 7). Subsequent cash receipts or payments related to these notes are included in the consolidated statement of cash flows.

2. Acquisitions

    In January 1998, the Partnership completed its acquisition of Alliance Wholesale Lumber, Inc. ("Alliance Lumber") of Phoenix, Arizona. Alliance Lumber operates three contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $29.5 million, consisting of $15.0 million in cash, $5.0 million in the Partnership's common units (210,000), and the assumption of $9.5 million of existing debt. Additional consideration of $3.0 million will be paid if a cash flow target is met by 2002. The acquisition was accounted for as a purchase and the results of Alliance Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $18.9 million, which is being amortized over 40 years.

    In March 1999, the Partnership completed its acquisition of Desert Lumber Inc. and Reno Lumber Services, Inc. (collectively "Desert Lumber") of Las Vegas and Reno, Nevada. Desert Lumber operates two contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $24.3 million, consisting of $5.1 million in cash, $9.0 million in the Partnership's common units (424,528), and the assumption of $10.2 million of existing debt. Additional consideration up to a total of $3.0 million will be paid if certain cash flow targets are met in 1999, 2000 and 2001. The acquisition was accounted for as a purchase and the results of Desert Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $10.0 million, which is being amortized over 40 years. The unaudited pro forma financial results for the years ended December 31, 1999 and 1998, had the Partnership acquired Desert Lumber on January 1, 1998, are as follows (in thousands, except per unit):

	1999	1998
Revenue	$790,965	$732,799
Net income	$34,656	$30,699
Net income per unit	$1.13	$1.09

3. Inventories

    Inventories consisted of the following (in thousands):

December 31,	1999	1998
Lumber	$9,103	$9,512
Logs	22,732	24,927
Supplies	3,437	2,720
LIFO adjustment	2,017	1,166

Manufacturing inventory	37,289	38,325
Wholesale products	18,485	10,560

Total inventories	$55,774	$48,885

4. Property, Plant and Equipment

    Property, plant and equipment consisted of the following (in thousands):

December 31,	1999	1998
Land	$4,035	$4,058
Buildings	5,566	4,275
Machinery and equipment	74,980	64,844
Construction in progress	2,438	1,856

	87,019	75,033
Less: accumulated depreciation	(35,863)	(29,475)

Property, plant and equipment, net	$51,156	$45,558

5. Operating Leases

    In 1998, the Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010. The Partnership is required to pay real estate taxes and other occupancy costs under these leases. The leases have an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($16.9 million) of the facility costs as defined in the lease agreements. The semi-annual lease payments are of varying amounts, however the Partnership expenses the payments evenly over the term of the lease. The leases contain covenants similar to covenants in the Partnership's senior notes (see Note 7). The Partnership also leases rolling stock under operating lease arrangements that run from 36 to 84 months. Lease expense including month-to-month rentals during 1999 and 1998 was $7.6 million and $0.4 million, respectively.

    At December 31, 1999, the future minimum rental payments under the operating leases are (in thousands):

2000	$4,930
2001	5,704
2002	5,161
2003	4,442
2004	7,322
Thereafter	30,540

6. Timber, Timberlands and Roads

    Timber, timberlands and roads consisted of the following (in thousands):

December 31,	1999	1998
Timber, timberlands and logging roads, net	$562,417	$582,609
Timber cutting rights	997	3,153

Total timber and timberlands, net	$563,414	$585,762

    On January 14, 2000 the Partnership purchased 91,000 acres of timberlands in Idaho from Plum Creek Timber Company for $73.4 million (the "Plum Creek Acquisition") (see Note 13).

    The Partnership's annual update of its timber inventory system (see Note 1) resulted in a decrease in estimated depletion rates. The revised estimate decreased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 1999 by $1.4 million or $0.05 per unit. The rate adjustment for 1998 increased depletion expense by $12.7 million or $0.46 per unit. The adjustment for 1997 was not significant.

7. Long-Term Debt

    Long-term debt consisted of the following (in thousands):

December 31,	1999	1998
9.78% Senior Notes due 2002—2009	$275,000	$275,000
9.60% Senior Notes due 2002—2009	25,000	25,000
8.17% Senior Notes due 2003—2013	91,000	91,000
7.80% Senior Notes due 2010—2018	95,000	95,000
Term Note due 1999	—	52,500
Revolving Acquisition Line of Credit	85,600	—
Other	277	58

	571,877	538,558
Less: current portion	(64)	(37)

Long-term debt, excluding current portion	$571,813	$538,521

    The Partnership has a $56 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The credit facility bears a floating rate of interest and is unsecured. At December 31, 1998 the Partnership had $10.0 million outstanding under this facility. The balance outstanding on December 31, 1998 was repaid in full on January 4, 1999. There were no amounts outstanding under this facility at December 31, 1999.

    On December 1, 1999 the Partnership renegotiated the terms of its Revolving Acquisition Line of Credit with a group of banks to provide for a $224 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets and capital expenditures. The line of credit is unsecured and bears a floating rate of interest (7.5% at December 31, 1999). At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 1999 the Partnership had $85.6 million outstanding under this facility.

    On October 15, 1997 the Partnership used $107.5 million of seller provided financing to fund the Trillium Acquisition. The notes to Trillium required monthly interest payments with principal payments of $55 million in January 1998 and $52.5 million in 1999. The $55 million payment in January 1998 was paid with the proceeds from a senior note offering in January 1998 and the $52.5 million payment in January 1999 was financed using the acquisition facility.

    The Partnership's 9.78%, 9.60%, 8.17% and 7.80% senior notes are unsecured and require semi-annual interest payments through 2018. The senior note agreements require the Partnership to make annual principal payments of $37.5 million on December 1, 2002, $40.0 million in 2003, $44.8 million in 2004, and various amounts from 2005 through 2018.

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 1999. The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 50 basis points.

    On December 31, 1999, the estimated aggregate fair value of the Partnership's senior notes was approximately equal to the recorded value of $486 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

8. Partners' Capital, Income and Distributions

    In December 1998, the Partnership sold 2,562,443 additional common units. Proceeds of the offering were $53.0 million, including $1.1 million from the General Partners and were used to pay down borrowing on the acquisition facility. The Partnership had 24,103,632 common units and 5,773,088 subordinated units outstanding at December 31, 1998. In February 1999, one-half of the subordinated units converted into common units. The Partnership had 27,414,704 common units and 2,886,544 subordinated units outstanding at December 31, 1999. The Partnership expects the remaining subordinated units will convert into common units in February 2000.

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

    The subordinated units are subordinated in right of distributions to the holders of common units. Upon payment of the February 14, 2000 distribution, the remaining 50% of subordinated units will convert to common units.

    The Managing General Partner declared distributions of $2.26 per unit, $2.20 per unit and $2.15 per unit for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Partnership's 1999, 1998 and 1997 consolidated distributions to partners included $0.7 million, $0.6 million, and $0.6 million, respectively, paid to the Managing General Partner for its 1% share of the

Operating Partnership's distributions for those years. The remaining 99% of the Operating Partnership's distributions were eliminated in consolidation.

9. Unit Option and Profit Sharing and Employee Savings Benefit Plans

    Effective December 22, 1994, the Managing General Partner adopted the 1994 Unit Option Plan (the "1994 Option Plan"). The 1994 Option Plan allowed the Partnership to award or grant unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the 1994 Option Plan, the Managing General Partner granted annual options on or about January 1, 1995 through January 1, 1999. Total options granted in any one year cannot exceed 1% of the total outstanding common and subordinated units. There were 202,400 and 77,400 units exercisable at December 31, 1999 and 1998, respectively.

    The exercise price for each annual option grant is the market price of the common units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a 10-year period. A summary of option transactions during each of the three years in the period ended December 31, 1999 is shown below:

	Units	Option Price
December 31, 1996	308,000	$18.13-$21.50
Granted	255,000	$22.00
Exercised	(20,700)	$18.13-$21.50
Canceled	(22,000)	$18.13-$22.00

December 31, 1997	520,300	$18.13-$22.00
Granted	271,000	$23.75
Exercised	(52,900)	$18.13-$21.50
Canceled	(9,000)	$18.13-$21.50

December 31, 1998	729,400	$18.13-$23.75
Granted	275,000	$21.25
Exercised	(26,700)	$18.13-$22.00
Canceled	(85,700)	$18.13-$23.75

December 31, 1999	892,000	$18.13-$23.75

    In January 2000 the Board of Control of the Managing General Partner approved a new Unit Option Plan (the 2000 Option Plan) with provisions substantially similar to the 1994 Option Plan. The Board of Control then granted 300,000 unit options with an exercise price of $17.88.

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

    The Partnership has elected not to adopt the fair value method; however, as required by SFAS 123, the Partnership has computed for pro forma disclosure purposes, the value of options granted during years 1999, 1998 and 1997 using the Black-Scholes option pricing model. The assumptions used for unit option grants were:

	1999	1998	1997
Risk-free interest rate	5.75%	4.75%	6.38%
Expected years until exercise	8	8	8
Expected unit volatility	24%	24%	21%
Distribution yield	10%	10%	10%
Fair value per unit granted	$1.55	$1.50	$1.40

    If the Partnership had accounted for these stock options in accordance with SFAS 123, the Partnership's pro forma net income and net income per unit would have been reported as follows:

1999	Net Income	Income Per Unit
As reported	$34,403	$1.13
Pro forma	$34,012	$1.11
1998	Net Income	Income Per Unit
As reported	$28,233	$1.02
Pro forma	$27,909	$1.01
1997	Net Income	Income Per Unit
As reported	$27,683	$1.01
Pro forma	$27,467	$1.00

    Effective December 22, 1994, the 1994 Option Plan provided for the granting of front end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units, with an exercise price of $21.50 per unit and exercisable for the period beginning on December 31, 1999 through December 31, 2004. The Partnership expensed the expected difference between the unit price and the exercise price during the vesting period. As of December 31, 1998, $0.5 million had been expensed. In 1999 the expense was reversed when the price of the units at December 31, 1999 closed below the exercised price. The front end options vested effective December 31, 1999 after all of the following conditions were met:

    1)  The subordinated units converted to common units;

    2)  The officers continued their employment with the Managing General Partner through at least December 31, 1999; and

    3)  The Partnership made all required cash distributions to common and subordinated unitholders through December 31, 1999 in excess of those required for subordinated unit conversion.

    In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the "Plan") to attract and retain certain key employees, who also have unit options outstanding under the 1994 Option Plan, by awarding them Distribution Equivalent Rights ("DERs").

    A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant's account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the 1994 Option Plan, the DER amount corresponding to the vesting portion of such option will be paid to the participant. In 1999, 1998 and 1997, the Board of Control awarded 122,500, 271,000 and 255,000 DERs, respectively. An additional 135,000 DERs were awarded in January 2000.

    The Partnership records as compensation expense the estimated annual cost of the DERs. The amount charged to expense was $1.1 million, $0.9 million and $0.4 million in 1999, 1998 and 1997 respectively.

    The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. The expense related to profit sharing was $2.4 million, $1.8 million and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Business Segment Net Revenues (in thousands)	1999	1998	1997
Timberlands:
Trade	$102,308	$189,447	$144,742
Intersegment	177,603	147,295	139,992

	279,911	336,742	284,734
Manufacturing:
Trade	271,422	198,259	219,591
Intersegment	13,890	4,009	16,875

	285,312	202,268	236,466
Wholesale Marketing:
Trade	394,760	263,427	127,980
Intersegment	41,303	23,427	—

	436,063	286,854	127,980
Corporate and Other:
Trade	14,060	15,832	13,275
Intersegment	3,603	9,392	6,503

	17,663	25,224	19,778
Total revenues	1,018,949	851,088	668,958
Elimination of intersegment revenues	(236,399)	(184,123)	(163,370)

Total	$782,550	$666,965	$505,588

Business Operating Income (in thousands)	1999	1998	1997
Timberlands	$56,847	$81,103	$64,021
Manufacturing	28,464	1,540	14,869
Wholesale Marketing	12,200	9,569	1,222
Corporate and Other	(13,272)	(12,766)	(11,679)

Operating Income	84,239	79,446	68,433
Interest expense	(49,394)	(51,489)	(39,083)
Amortization of debt issuance costs	(693)	(784)	(745)
Other income (expense)	251	1,060	(922)

Net income	$34,403	$28,233	$27,683

Depreciation, Depletion and Amortization (in thousands)	1999	1998	1997
Timberlands	$48,504	$67,194	$42,568
Manufacturing	4,191	3,754	2,479
Wholesale Marketing	703	433	22
Corporate and Other	3,365	3,146	2,557

Total	$56,763	$74,527	$47,626

11. Related Parties

    In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $5.4 million, $4.2 million, and $5.3 million in 1999, 1998, and 1997, respectively.

12. Commitments and Contingent Liabilities

    As of December 31, 1999 and 1998, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2001. The remaining commitments were approximately $21.6 million at December 31, 1999.

    The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In the opinion of management, the Partnership's liability, if any, under any pending litigation would not materially affect its financial condition or results of operations.

13. Subsequent Events

    In January 2000, the Board of Control of the Managing General Partner declared the fourth quarter 1999 distribution of $0.564 per unit. The distribution will equal $17.5 million, including $0.4 million to the General Partners, and was paid on February 14, 2000 to unitholders of record on February 4, 2000.

    On January 6, 2000 Crown Pacific acquired Cheshire Sales Company Inc. of Albuquerque, New Mexico, for $5.5 million consisting of $3.7 million in cash, $1.2 million in Partnership units and $0.6 million in assumed debt.

    On January 14, 2000 Crown Pacific acquired 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million. The acquisition was financed using the Partnership's Acquisition Line of Credit.

Report of Independent Accountants

To the Board of Control of
Crown Pacific Management
Limited partnership and the Partners
of Crown Pacific Partners, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Portland, Oregon
January 21, 2000

Supplemental Data
(See Accompanying Notes to Consolidated Financial Data)

Consolidated Quarterly Information
(Unaudited, in thousands, except per unit amounts)

	For the Year Ended December 31,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
Revenues	$172,276	$199,070	$219,087	$192,117
Operating Income	20,127	22,640	20,889	20,583
Net Income	7,695	9,901	8,597	8,210
Net Income Per Unit	$0.25	$0.32	$0.28	$0.27
1998
Revenues	$153,930	$171,690	$171,765	$169,580
Operating Income	19,640	20,461	19,798	19,547
Net Income	6,891	7,528	6,751	7,063
Net Income Per Unit	$0.25	$0.27	$0.25	$0.25

Common Unit Price Trading

	For the Year Ended December 31,
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
High	$22.44	$22.56	$24.38	$22.50
Low	20.25	20.63	20.44	17.25
Cash Distribution Per Unit	$0.564	$0.564	$0.564	$0.564
1998
High	$26.94	$29.38	$25.44	$24.81
Low	23.38	24.19	19.44	19.31
Cash Distribution Per Unit	$0.551	$0.551	$0.551	$0.551

Report of Independent Accountants
on Financial Statement Schedule

To the Board of Control of
Crown Pacific Management Limited Partnership

Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated January 21, 2000 appearing on page F-16 of this 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Oregon
January 21, 2000

Schedule II

Crown Pacific Partners, L.P.
Valuation and Qualifying Accounts
For the Years Ended December 31, 1998 and 1999

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe (2)	Deductions— Describe (3)	Balance at End of Period
Year Ended December 31, 1998(1):
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$450	$1,504	$105	$1,719	$340
Year Ended December 31, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$340	$1,262	$19	$530	$1,091

(1)
Balances at December 31, 1997 and activity for the year then ended were not material and are therefore not included.

(2)
The amount in this column relates to the purchase of reserves with the acquisition of a business and recoveries of accounts previously written off.

(3)
Charges to the accounts included in this column are for the purposes for which the reserve was created.

QuickLinks

PART I
PART II
PART III
Option Grants in Last Fiscal Year
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
PART IV
SIGNATURES
Report of Independent Accountants on Financial Statement Schedule
Crown Pacific Partners, L.P. Valuation and Qualifying Accounts For the Years Ended December 31, 1998 and 1999