Form 10-Q
period 2000-03-31
CROWN PACIFIC PARTNERS L P
filed 2000-05-15
CIK 930735

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units	30,410,906
(Class)	(Outstanding at May 12, 2000)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income—Quarters Ended March 31, 2000 and 1999	2
	Consolidated Balance Sheet—March 31, 2000 and December 31, 1999	3
	Consolidated Statement of Cash Flows—Quarters Ended March 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Income

(In thousands, except unit and per unit data)

(Unaudited)

	For the Quarter Ended March 31,
	2000	1999
Revenues	$231,723	$172,276
Operating costs:
Cost of products sold	198,071	143,165
Selling, general and administrative expenses	11,445	8,984

Operating income	22,207	20,127
Interest expense	14,126	12,137
Amortization of debt issuance costs	255	151
Other expense (income), net	(437)	144

Net income	$8,263	$7,695

Net income per unit	$0.27	$0.25

Weighted average units outstanding	30,383,678	30,022,946

The accompanying notes are an integral part of this financial statement

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

	March 31, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,639	$21,616
Accounts receivable, net of allowances for doubtful accounts of $1,156 and $1,091	113,347	95,416
Notes receivable	3,313	2,617
Inventories	63,799	55,774
Deposits on timber cutting contracts	2,337	2,280
Prepaid and other current assets	1,931	3,025

Total current assets	210,366	180,728
Property, plant and equipment, net of accumulated depreciation of $38,037 and $35,863	61,367	51,156
Timber, timberlands and roads, net	634,163	563,414
Intangible assets, net of accumulated amortization	34,386	30,452
Other assets	23,723	23,011

Total assets	$964,005	$848,761

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$28,000	$—
Accounts payable	40,855	36,858
Accrued expenses	24,638	23,123
Accrued interest	13,460	9,339
Current portion of long-term debt	169	64

Total current liabilities	107,122	69,384
Long-term debt	656,081	571,813
Other non-current liabilities	1,637	1,346

	764,840	642,543

Commitments and contingent liabilities
Partners' capital:
General partners	1,308	1,560
Limited partners (30,410,906 and 30,301,248 units outstanding at March 31, 2000 and December 31, 1999, respectively)	197,857	204,658

Total partners' capital	199,165	206,218

Total liabilities and partners' capital	$964,005	$848,761

The accompanying notes are an integral part of this financial statement

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$8,263	$7,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	15,061	14,643
Gain on sale of property	(605)	(1,265)
Net change in current assets and current liabilities, net of effects of business combination:
Accounts and notes receivable	(16,374)	(21,546)
Inventories	(6,791)	(2,027)
Deposits on timber cutting contracts	(57)	537
Prepaid and other current assets	259	(1,716)
Accounts payable and accrued expenses	2,808	10,932

Net cash provided by operating activities	2,564	7,253

Cash flows from investing activities:
Additions to timberlands	(79,218)	(1,633)
Additions to timber cutting rights	(3,343)	(2,350)
Additions to equipment	(12,224)	(5,617)
Proceeds from sales of property	439	2,755
Deposit on future asset sale	4,200	—
Principal payments received on notes	586	5,428
Purchase of business	(3,511)	(3,114)
Other investing activities	(960)	(779)

Net cash used by investing activities	(94,031)	(5,310)

Cash flows from financing activities:
Net increase in short-term borrowings	28,000	12,000
Proceeds from issuance of long-term debt	84,444	5,653
Repayments of long-term debt	(729)	(12)
Contributions of capital	980	—
Distributions to partners	(17,481)	(16,800)
Debt and equity issuance costs	—	(62)
Other financing activities	276	(9)

Net cash provided by financing activities	95,490	770

Net increase in cash and cash equivalents	4,023	2,713
Cash and cash equivalents at beginning of period	21,616	21,542

Cash and cash equivalents at end of period	$25,639	$24,255

The accompanying notes are an integral part of this financial statement

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

    The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1999 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2000 and 1999 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Net income per unit was calculated using the weighted average number of common and subordinated units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $83 and $77 for the three months ended March 31, 2000 and 1999, respectively. There is no significant difference between basic and diluted earnings per unit.

Note 2: Inventories

    Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	March 31, 2000	December 31, 1999
Lumber	$11,341	$9,103
Logs	16,353	22,732
Supplies	3,451	3,437
LIFO reserve	1,517	2,017

Manufacturing inventory	32,662	37,289
Wholesale products	31,137	18,485

Total	$63,799	$55,774

Note 3: Timber, Timberlands and Roads

    In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net increase in depletion costs for the first quarter of 2000 of approximately $0.2 million, or $0.01 per unit, and a net decrease in depletion costs for the first quarter of 1999 of approximately $0.2 million, or $0.01 per unit, with no impact on cash flow.

Note 4: Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Three months ended March 31,
	2000	1999
Cash paid during the period for interest	$10,140	$8,130
Business assets acquired with debt and equity	2,000	19,200

Note 5: Acquisitions

    On January 6, 2000 Crown Pacific acquired Cheshire Sales Company Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units and $0.6 million in assumed debt. The acquisition was accounted for as a purchase. Pro forma results of operations are not significantly different from actual results of operations for the first quarter of 2000 and 1999.

    On January 14, 2000 Crown Pacific acquired 91 thousand acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million. The acquisition was financed using the Partnership's Acquisition Line of Credit.

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

    The following summarizes the Partnership's segment information:

	Three Months Ended March 31,
Revenues
	2000	1999
Timberlands:
Trade	$34,996	$33,094
Intersegment	63,434	39,363

	98,430	72,457
Manufacturing:
Trade	67,935	55,285
Intersegment	3,682	3,646

	71,617	58,931
Wholesale Marketing:
Trade	125,697	80,174
Intersegment	11,980	7,711

	137,677	87,885
Corporate and Other:
Trade	3,095	3,723
Intersegment	815	798

	3,910	4,521
Total:
Total Revenue	311,634	223,794
Less Intersegment	(79,911)	(51,518)

Net Revenue	$231,723	$172,276

	Three Months Ended March 31,
Operating income
	2000	1999
Timberlands	$18,375	$16,730
Manufacturing	5,019	2,574
Wholesale	4,630	3,301
Corporate and Other	(5,817)	(2,478)

Operating Income	22,207	20,127
Interest Expense	(14,126)	(12,137)
Other	182	(295)

Net Income	$8,263	$7,695

Note 7: Subsequent Events

    On April 18, 2000, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.5 million (including $355 to the General Partners) and will be paid on May 15, 2000 to unitholders of record on May 5, 2000.

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

    Cash provided by operating activities was $2.6 million for the three-month period ended March 31, 2000 and resulted primarily from net income of $8.3 million, net non-cash expenses of $14.5 million and an increase in accounts payable and accrued expenses of $2.8 million, offset by an increase in accounts and notes receivable of $16.4 million and an increase in inventories of $6.8 million. Working capital decreased to $103.2 million at March 31, 2000 compared to $111.3 million at December 31, 1999.

    Net cash used in investing activities of $94.0 million resulted primarily from the acquisition of 91 thousand acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million, the acquisition of Cheshire Sales Company, Inc. for $3.5 million and additions to timberlands, equipment and timber cutting rights of $15.6 million.

    Net cash provided by financing activities of $95.5 million resulted primarily from a $28.0 million net increase in short-term borrowings and $83.7 million net increase in long-term debt, offset by distributions to partners of $17.5 million.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Additions to property, plant and equipment totaled $12.2 million in the first quarter of 2000 and are expected to total approximately $37.0 million during 2000. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $79.2 million in the first quarter of 2000. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities.

    The Partnership plans to spend approximately $20.0 million (included in the $37.0 million total above) in 2000 on a new small log line at its Gilchrist mill, which will be funded with bank financing. In addition, the Partnership closed its acquisition of approximately 91 thousand acres of northern Idaho timberlands in January 2000 for $73.4 million, which was funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The revolving credit facility was increased by $2.0 million in January 2000 due to an additional bank joining the credit group. The credit facility bears a floating rate and is unsecured. At March 31, 2000, the Partnership had $28.0 million outstanding under this facility.

    The Partnership has a revolving acquisition line of credit with a group of banks to provide for a $232 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition line was increased by $8.0 million in January 2000 due to an additional bank joining the credit group. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At March 31, 2000, the Partnership had $167.3 million outstanding under this facility, with a weighted average interest rate of 7.52%.

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

    C.P. Air, a subsidiary of the Partnership borrowed $2.7 million in January 2000 to finance a new aircraft. The debt bears interest at 8.25%, is secured by the aircraft and requires monthly payments of $26,000 including interest.

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at March 31, 2000.

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

General

    Net revenues during the first quarter ended March 31, 2000 increased 34.5% to $231.7 million, from $172.3 million in the same quarter of 1999. The $59.4 million increase reflects improved sales from the Partnership's timberland, manufacturing and wholesale marketing operations.

    Cost of sales as a percentage of sales increased to 85.5% in the first quarter of 2000, compared to 83.1% in the same quarter of 1999. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, increased purchased log volume (which are typically higher cost than fee logs) and lower property sales, which were only partially offset by increases in log and lumber sales and lower manufacturing costs.

    Selling, general and administrative expenses increased $2.4 million to $11.4 million in the first quarter of 2000, compared to $9.0 million in the first quarter of 1999, primarily as a result of the growth of the wholesale operations, higher corporate overhead and costs incurred in relation to the Partnership's strategic initiative to improve unitholder value. Selling, general and administrative expenses represented 4.9% of sales in the first quarter of 2000 and 5.2% of sales in the same quarter of 1999.

    Interest expense increased $2.0 million to $14.1 million in the first quarter of 2000, from $12.1 million in the same quarter of 1999. The increase is a result of higher debt balances in the first quarter of 2000 due primarily to the purchase of the Plum Creek timberlands in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's Acquisition Line of Credit.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased 5.7% to $35.0 million, or 15.1% of revenue in the first quarter of 2000, compared to $33.1 million, or 19.2% of revenue in the first quarter of 1999. Internal sales of logs to manufacturing increased $24.0 million to $63.4 million in the first quarter of 2000 from $39.4 million in the first quarter of 1999 as a result of increased demand and utilization at all of the Partnership's mills, particularly the Bonners Ferry, Idaho and Port Angeles, Washington sawmills, and a transfer of internal ownership of log inventories to the sawmills from the tree farms.

    Overall operating income from timberlands, including property sales, increased 9.8% to $18.4 million in the first quarter of 2000 from $16.7 million in the first quarter of 1999, primarily as a result of a 19.6% increase in log sales volume and a 6.7% decrease in average sales realizations compared to the first quarter of 1999, which were partially offset by higher purchased log costs, increased administrative expenses and lower property sales income during the current quarter.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

	Quarter Ended March 31,
Region			% Change
	2000	1999
Olympic tree farm	$468/MBF	$357/MBF	31.1%
Oregon tree farm	$500/MBF	$388/MBF	28.9%
Inland tree farm	$292/MBF	$491/MBF	(40.5)%
Hamilton tree farm	$507/MBF	$352/MBF	44.0%
Weighted average	$376/MBF	$405/MBF	(7.2)%

    Increases at the Olympic, Oregon and Hamilton tree farms are primarily a result of higher market prices for delivered logs.

    The decrease at the Inland tree farm is a result of increased stumpage sales (which typically have lower realizations but higher margins), which were partially offset by higher market prices for delivered logs.

    Domestic external log sales volumes increased 20.4% in the first quarter of 2000 to 75.1 million board feet (MMBF), compared to 62.4 MMBF in the same quarter of 1999, primarily as a result of stumpage sales on the Inland and Oregon tree farms. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended March 31,
Region			% Change
	2000	1999
Olympic tree farm	15,326	23,114	(33.7)%
Oregon tree farm	6,684	1,752	281.5%
Inland tree farm	42,790	22,478	90.4%
Hamilton tree farm	10,347	15,047	(31.2)%

Total	75,147	62,391	20.4%

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $2.2 million, or 0.9% of sales in the first quarter of 2000, compared to $2.0 million, or 1.2% of sales for the same quarter in 1999. Prices received for export logs increased 5.3% to $657/MBF while sales volumes increased 3.2% to 3,352 MMBF in the first quarter of 2000 from levels experienced in the same quarter of 1999. The increases in price and volume are primarily a result of increased demand and increased sales of higher value Douglas-fir logs during the first quarter of 2000.

Property Sales

    Revenue and operating income from property sales in the first quarter of 2000 were $1.1 million and $0.6 million, respectively, compared to $2.7 million and $1.3 million, respectively in the first quarter of 1999. Continued sales and/or trades are expected as part of the Partnership's ongoing strategy of both capturing and reinvesting the value of non-strategic timberlands.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, were $67.9 million, or 29.3% of sales in the first quarter of 2000, compared to $55.3 million, or 32.1% of sales in the same quarter of 1999. The increased revenues reflect increased production and strong demand.

    Operating income from manufacturing increased 95.0% to $5.0 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999. The increase is primarily a result of a 20.0% increase in lumber sales volume, a 4.2% increase in overall sales realizations and lower manufacturing costs.

    Average external prices received for lumber in the various regions were as follows:

	Quarter Ended March 31,
Region			% Change
	2000	1999
Oregon	$608/MBF	$592/MBF	2.7%
Inland	$379/MBF	$348/MBF	8.9%
Washington	$319/MBF	$288/MBF	10.8%
Weighted average	$445/MBF	$420/MBF	6.0%

    The increases are primarily the result of generally higher market pricing, particularly for low-end lumber grades manufactured at the Gilchrist, Oregon mill, improved grade mixes and the sale of more dry lumber (than lower priced green lumber).

    External lumber sales volumes increased 20.2% in the first quarter of 2000 to 144.5 MMBF compared to 120.2 MMBF in the same period of 1999. External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended March 31,
Region			% Change
	2000	1999
Oregon	46,153	44,324	4.1%
Inland	62,865	50,815	23.7%
Washington	35,502	25,109	41.4%

Total	144,520	120,248	20.2%

    The increases are primarily the result of improved production and operating efficiencies, especially at the Bonners Ferry, Idaho and Port Angeles, Washington sawmills and declines in inventory levels in certain regions. Sales volume in the Oregon region will be negatively impacted in the third quarter of 2000 as plans to revamp the Gilchrist sawmill and install a new small log line are implemented. The Gilchrist project should be completed during fall 2000.

    Wood chip revenues accounted for 1.7% of sales in the first quarter of 2000, compared to 1.8% of sales in the same quarter of 1999. Residual wood chip prices remained flat at $68/BDU in the first quarter of 2000 compared to the first quarter of 1999. Chip prices are expected to increase modestly during 2000 in response to improved pulp industry operating demand.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $125.7 million, or 54.2% of sales in the first quarter of 2000, compared to $80.2 million, or 46.5% of sales in the first quarter of 1999. Operating income from wholesale operations increased 40.3% to $4.6 million in the first quarter of 2000 from $3.3 million in the first quarter of 1999. The increases in revenue and operating income are a result of the acquisition of Desert Lumber in March 1999 and the acquisition of Cheshire Sales Company Inc. in January 2000, as well as continued growth at both the Eugene Wholesale and Alliance Lumber operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At March 31, 2000, the Partnership had $195.3 million outstanding under its lines of credit with a weighted average interest rate of 7.79%. A hypothetical 10 percent increase in interest rates to 8.57% would not have a material impact on the Partnership's cash flows.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description
10	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M.
27	Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000	CROWN PACIFIC PARTNERS, L.P.
	By:	Crown Pacific Management Limited Partnership, as General Partner
	By:	/s/ RICHARD D. SNYDER Richard D. Snyder Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

CROWN PACIFIC PARTNERS, L.P. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES