Form 10-Q
period 2000-06-30
CROWN PACIFIC PARTNERS L P
filed 2000-08-14
CIK 930735

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-24976

CROWN PACIFIC PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	93-1161833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
121 SW Morrison Street, Suite 1500, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  503-274-2300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units	30,410,906
(Class)	(Outstanding at August 14, 2000)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income—Three and Six Month Periods Ended June 30, 2000 and 1999	2
	Consolidated Balance Sheet—June 30, 2000 and December 31, 1999	4
	Consolidated Statement of Cash Flows—Six Months Ended June 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Income

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended June 30,
	2000	1999
Revenues	$214,265	$199,070
Operating costs:
Cost of products sold	182,924	165,955
Selling, general and administrative expenses	9,810	10,475

Operating income	21,531	22,640
Interest expense	14,677	12,183
Amortization of debt issuance costs	236	169
Other (income) expense, net	(367)	387

Net income	$6,985	$9,901

Basic and diluted net income per unit	$0.23	$0.32

Weighted average units outstanding	30,410,906	30,301,248

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Income

(In thousands, except unit and per unit data)

(Unaudited)

	For the Six Months Ended June 30,
	2000	1999
Revenues	$445,988	$371,346
Operating costs:
Cost of products sold	380,995	309,120
Selling, general and administrative expenses	21,255	19,459

Operating income	43,738	42,767
Interest expense	28,803	24,320
Amortization of debt issuance costs	491	320
Other (income) expense, net	(804)	531

Net income	$15,248	$17,596

Basic and diluted net income per unit	$0.50	$0.58

Weighted average units outstanding	30,397,292	30,162,866

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

	June 30, 2000 (Unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$25,068	$21,616
Accounts receivable, net of allowances for doubtful accounts of $1,192 and $1,091	106,706	95,416
Notes receivable	3,309	2,617
Inventories	70,166	55,774
Deposits on timber cutting contracts	2,955	2,280
Prepaid and other current assets	1,953	3,025

Total current assets	210,157	180,728
Property, plant and equipment, net of accumulated depreciation of $40,004 and $35,863	66,583	51,156
Timber, timberlands and roads, net	632,376	563,414
Intangible assets, net of accumulated amortization	34,198	30,452
Other assets	21,886	23,011

Total assets	$965,200	$848,761

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$28,000	$—
Accounts payable	45,287	36,858
Accrued expenses	20,057	23,123
Accrued interest	10,512	9,339
Current portion of long-term debt	162	64

Total current liabilities	104,018	69,384
Long-term debt	671,055	571,813
Other non-current liabilities	1,476	1,346

	776,549	642,543

Commitments and contingent liabilities
Partners' capital:
General partners	816	1,560
Limited partners (30,410,906 and 30,301,248 units outstanding at June 30, 2000 and December 31, 1999, respectively)	187,835	204,658

Total partners' capital	188,651	206,218

Total liabilities and partners' capital	$965,200	$848,761

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$15,248	$17,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	27,202	29,142
Gain on sale of property	(6,342)	(8)
Other	2	1
Net change in current assets and current liabilities:
Accounts and notes receivable	(10,969)	(37,982)
Inventories	(12,640)	(1,938)
Deposits on timber cutting contracts	(675)	314
Prepaid and other current assets	1,384	(2,195)
Accounts payable and accrued expenses	420	25,573

Net cash provided by operating activities	13,630	30,503

Cash flows from investing activities:
Additions to timberlands	(82,640)	(7,407)
Additions to timber cutting rights	(10,480)	(11,499)
Additions to equipment	(19,565)	(9,071)
Proceeds from sales of property	8,957	3,749
Deposit on future asset sale	4,200	—
Principal payments received on notes	1,052	11,461
Purchase of businesses	(3,511)	(3,114)
Other investing activities	(988)	(796)

Net cash used in investing activities	(102,975)	(16,677)

Cash flows from financing activities:
Net increase in short-term borrowings	28,000	7,000
Proceeds from issuance of long-term debt	99,444	13,152
Repayments of long-term debt	(762)	(23)
Contributions of capital	990	184
Distributions to partners	(34,990)	(34,243)
Debt and equity issuance costs	—	(80)
Other financing activities	115	(21)

Net cash used in financing activities	92,797	(14,031)

Net increase (decrease) in cash and cash equivalents	3,452	(205)
Cash and cash equivalents at beginning of period	21,616	21,542

Cash and cash equivalents at end of period	$25,068	$21,337

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

    The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1999 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six-month periods ended June 30, 2000 and 1999 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Net income per unit was calculated using the weighted average number of common units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $70 and $99 for the three months ended June 30, 2000 and 1999, respectively, and $152 and $176 for the six months ended June 30, 2000 and 1999, respectively. There is no significant difference between basic and diluted earnings per unit.

Note 2:  Inventories

    Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	June 30, 2000	December 31, 1999
Lumber	$13,018	$9,103
Logs	20,779	22,732
Supplies	3,431	3,437
LIFO reserve	1,967	2,017

Manufacturing inventory	39,195	37,289
Wholesale products	30,971	18,485

Total	$70,166	$55,774

Note 3:  Timber, Timberlands and Roads

    In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net increase in depletion costs for the first six months of 2000 of approximately $0.5 million, or $0.02 per unit, and a net decrease in depletion costs for the first six months of 1999 of approximately $0.6 million, or $0.02 per unit, with no impact on cash flow.

Note 4:  Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Six Months Ended June 30,
	2000	1999
Cash paid during the period for interest	$27,930	$23,967
Business assets acquired with debt and equity	2,000	19,200

Note 5:  Acquisitions

    On January 6, 2000 Crown Pacific acquired Cheshire Sales Company Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units and $0.6 million in assumed debt. The acquisition was accounted for as a purchase. Pro forma results of operations are not significantly different from actual results of operations for the first six months of 2000 and 1999.

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

    The following summarizes the Partnership's segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands)	2000	1999	2000	1999
Timberlands:
Trade	$33,982	$24,025	$68,978	$57,119
Intersegment	44,979	44,803	108,413	84,166

	78,961	68,828	177,391	141,285
Manufacturing:
Trade	55,977	69,779	123,912	125,064
Intersegment	3,833	3,419	7,515	7,065

	59,810	73,198	131,427	132,129
Wholesale Marketing:
Trade	120,515	101,916	246,212	182,090
Intersegment	12,276	7,246	24,256	14,957

	132,791	109,162	270,468	197,047
Corporate and Other:
Trade	3,791	3,350	6,886	7,073
Intersegment	888	1,131	1,703	1,929

	4,679	4,481	8,589	9,002
Total:
Total Revenue	276,241	255,669	587,875	479,463
Less Intersegment	(61,976)	(56,599)	(141,887)	(108,117)

Net Revenue	$214,265	$199,070	$445,988	$371,346

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (in thousands)	2000	1999	2000	1999
Timberlands	$19,942	$14,106	$38,317	$30,836
Manufacturing	463	8,929	5,482	11,503
Wholesale	3,635	3,357	8,265	6,658
Corporate and Other	(2,509)	(3,752)	(8,326)	(6,230)

Operating Income	21,531	22,640	43,738	42,767
Interest Expense	(14,677)	(12,183)	(28,803)	(24,320)
Other	131	(556)	313	(851)

Net Income	$6,985	$9,901	$15,248	$17,596

Note 7:  Related Party Transaction

    On June 30, 2000, the Partnership completed a property sale with an unrelated party for total proceeds of $5.5 million. Bridge financing was provided to the buyer by an officer of the Partnership. The Partnership is not responsible or liable for any amount of the resulting note payable.

Note 8:  Distributions

    On April 18, 2000, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution was $17.5 million (including $355 thousand to the General Partners) and was paid on May 15, 2000 to unitholders of record on May 5, 2000.

Note 9:  Subsequent Event

    On July 18, 2000, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.5 million (including $355 thousand to the General Partners) and will be paid on August 14, 2000 to unitholders of record on August 4, 2000.

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

    Cash provided by operating activities was $13.6 million for the six-month period ended June 30, 2000 and resulted primarily from net income of $15.2 million and net non-cash expenses of $20.9 million, offset by an increase in accounts and notes receivable of $11.0 million and an increase in inventories of $12.6 million. Working capital decreased to $106.1 million at June 30, 2000 compared to $111.3 million at December 31, 1999.

    Net cash used in investing activities of $103.0 million resulted primarily from the acquisition of 91 thousand acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million, the acquisition of Cheshire Sales Company, Inc. for $3.5 million and the construction of a new small log line at the Gilchrist saw mill and other additions to timberlands, equipment and timber cutting rights of $39.3 million.

    Net cash provided by financing activities of $92.8 million resulted primarily from a $28.0 million net increase in short-term borrowings and $99.4 million net increase in long-term debt, offset by distributions to partners of $35.0 million.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Additions to property, plant and equipment totaled $19.6 million in the first six months of 2000 and are expected to total approximately $37.0 million during 2000. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $93.1 million in the first six months of 2000. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000 and 2001 if lumber prices remain at present levels.

    The Partnership plans to spend approximately $20.0 million (included in the $37.0 million total above) in 2000 on a new small log line at its Gilchrist mill, which is being funded with bank financing. In addition, the Partnership closed its acquisition of approximately 91 thousand acres of northern Idaho timberlands in January 2000 for $73.4 million (included in the $93.1 million total above), which was funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The revolving credit facility was increased by $2.0 million in January 2000 due to an additional bank joining the credit group. The credit facility bears a floating rate and is unsecured. At June 30, 2000, the Partnership had $28.0 million outstanding under this facility, with a weighted average interest rate of 8.10%.

    The Partnership has a revolving acquisition line of credit with a group of banks to provide for a $232 million, three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition line was increased by $8.0 million in January 2000 due to an additional bank joining the credit group. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At June 30, 2000, the Partnership had $182.3 million outstanding under this facility, with a weighted average interest rate of 8.20%.

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

    C.P. Air, a subsidiary of the Partnership, borrowed $2.7 million in January 2000 to finance a new aircraft. The debt bears interest at 8.25%, is secured by the aircraft and requires monthly payments of $26,000 including interest.

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at June 30, 2000.

Results of Operations
Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

General

    Net revenues during the second quarter ended June 30, 2000 increased 7.6% to $214.3 million, from $199.1 million in the same quarter of 1999. The $15.2 million increase reflects improved sales from the Partnership's timberland and wholesale marketing operations, offset in part by a decrease in sales from the manufacturing operations.

    Cost of sales as a percentage of sales increased to 85.4% in the second quarter of 2000, compared to 83.4% in the same quarter of 1999. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, increased purchased log volume (which are typically higher cost than fee logs) and significantly lower lumber sales realizations, which were partially offset by lower per unit manufacturing costs.

    Selling, general and administrative expenses ("SG&A") decreased $0.7 million to $9.8 million (4.6% of revenues) in the second quarter of 2000, compared to $10.5 million (5.3% of revenues) in the second quarter of 1999. The year over year decrease reflects a number of factors. The second quarter of 1999 SG&A includes an accrual for deferred compensation and the write off of certain bad debts. The second quarter of 2000 SG&A reflects the absence of these expenses plus a downward adjustment in accrued bonus and profit sharing expenses.

    Interest expense increased $2.5 million to $14.7 million in the second quarter of 2000, from $12.2 million in the second quarter of 1999. The increase is a result of higher debt balances in the first six months of 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's acquisition line of credit.

    Other income was $0.4 million in the second quarter of 2000 compared to an expense of $0.4 million in the second quarter of 1999. The 1999 expense amount includes a $0.9 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased 41.4% to $34.0 million, or 15.9% of revenue in the second quarter of 2000, compared to $24.0 million, or 12.1% of revenue in the second quarter of 1999. The higher revenues reflect increased property sales, stumpage and higher log sales realization. Internal sales of logs to manufacturing remained relatively flat at $45.0 million in the second quarter of 2000 compared to $44.8 million in the second quarter of 1999 primarily as a result of a 1.4% increase in volume, offset by a 1.1% decrease in realization. The increase in volume is related to increased consumption at the Coeur d'Alene, Idaho sawmill and the decrease in realization is attributable to a slight mix change in logs delivered to the mills.

    Overall operating income from timberlands, including property sales, increased 41.4% to $19.9 million in the second quarter of 2000 from $14.1 million in the second quarter of 1999, primarily as a result property sales income of $5.6 million in the second quarter of 2000 compared to $62 thousand in the second quarter of 1999 and a 14.1% increase in average sales realization compared to the second quarter of 1999, which were partially offset by higher purchased log costs and increased administrative expenses. The increased sales realization is due to a combination of mix and market pricing improvements for the grade and sorts of external logs sold during the second quarter of 2000.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet "MBF"):

	Quarter Ended June 30,
			% Change
Tree Farm	2000	1999
Oregon	$490/MBF	$403/MBF	21.6%
Inland	$350/MBF	$375/MBF	(6.7)%
Hamilton	$400/MBF	$337/MBF	18.7%
Olympic	$460/MBF	$402/MBF	14.4%
Weighted average	$430/MBF	$369/MBF	16.5%

    The decrease at the Inland tree farm is a result of increased stumpage sales (which typically have lower realizations but higher margins), which were partially offset by higher market prices for delivered logs.

    Domestic external log sales volumes increased 2.4% in the second quarter of 2000 to 51.1 million board feet (MMBF), compared to 49.9 MMBF in the same quarter of 1999, primarily as a result of increased stumpage sales at the Inland and Oregon tree farms, offset in part by decreased stumpage sales at the Olympic and Hamilton tree farms. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended June 30,
			% Change
Tree Farm	2000	1999
Oregon tree farm	16,201	4,719	243.3%
Inland tree farm	11,785	11,995	(1.8)%
Hamilton tree farm	12,036	20,071	(40.0)%
Olympic tree farm	11,086	13,133	(15.6)%

Total	51,108	49,918	2.4%

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $1.0 million, or 0.5% of sales in the second quarter of 2000, compared to $1.8 million, or 0.9% of sales for the same quarter of 1999. Prices received for export logs increased 6.1% to $623/MBF while sales volumes decreased 46.5% to 1.6 MMBF in the second quarter of 2000 from levels experienced in the same quarter of 1999. The increase in average realization reflects an improved sales mix, while the decrease in volume is a result of more sales and consumption of the Partnership's logs to internal and other domestic purchasers.

Property Sales

    Revenue and operating income from property sales in the second quarter of 2000 were $8.4 million and $5.6 million, respectively, compared to $0.1 million and $0.06 million, respectively in the second quarter of 1999. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000 and 2001 if lumber prices remain at present levels.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, were $56.0 million, or 26.1% of sales in the second quarter of 2000, compared to $69.8 million, or 35.1% of sales in the same quarter of 1999. The decreased revenues reflect lower shipments, sales realizations and wood chip by-product prices.

    Operating income from manufacturing decreased 94.8% to $0.5 million in the second quarter of 2000 from $8.9 million in the second quarter of 1999. The decrease is primarily a result of a 4.8% decrease in lumber sales volume and a 17.0% decrease in overall sales realization, offset in part by lower unit manufacturing costs.

    Average external prices received for lumber in the various regions were as follows:

	Quarter Ended June 30,
			% Change
Region	2000	1999
Oregon	$556/MBF	$646/MBF	(14.0)%
Inland	$332/MBF	$401/MBF	(17.1)%
Washington	$290/MBF	$318/MBF	(9.0)%
Weighted average	$382/MBF	$461/MBF	(17.0)%

    External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended June 30,
			% Change
Region	2000	1999
Oregon	36,496	47,382	(23.0)%
Inland	64,925	56,153	15.6%
Washington	33,193	37,918	(12.5)%

Total	134,614	141,453	(4.8)%

    The increased sales volume at the Inland region is primarily the result of improved production and operating efficiencies at the Coeur d'Alene sawmill. Sales volume in the Oregon region was negatively impacted in the second quarter of 2000 by the indefinite closure of the Prineville sawmill and downtime at the Gilchrist sawmill to accommodate the scheduled installation of the new $20 million small log line. The large log side was restarted in mid July 2000 and the new small log side is scheduled to commence production late in the third quarter of 2000. The lower Washington region volume reflects soft demand and the Partnership's decision not to sell into declining markets.

    Wood chip revenues accounted for 1.8% of sales in the second quarter of 2000, compared to 2.4% of sales in the same quarter of 1999. Residual wood chip volume increased 6.1% in the second quarter of 2000 compared to the second quarter of 1999, while prices decreased to $67/BDU in the second quarter of 2000 compared to $70/BDU in the second quarter of 1999. The lower average realization reflects increased competition in the Inland Region, while the higher sales volume reflects increased residual chip production in both the Inland and Washington regions.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $120.5 million, or 56.2% of sales in the second quarter of 2000, compared to $101.9 million, or 51.2% of sales in the second quarter of 1999. Operating income from wholesale operations increased 8.3% to $3.6 million in the second quarter of 2000 from $3.4 million in the second quarter of 1999. The increased operating income reflects improved profit and margin from the Partnership's existing operation and the addition of the New Mexico operation in January 2000. Overall profit margins decreased to 3.0% in the second quarter of 2000 compared to 3.3% in the second quarter of 1999 as a result of lower lumber prices.

Results of Operations
Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

General

    Net revenues during the six months ended June 30, 2000 increased 20.1% to $446.0 million, from $371.3 million in the same period of 1999. The increase reflects improved sales from the Partnership's timberland, manufacturing and wholesale marketing operations.

    Cost of sales as a percentage of sales increased to 85.4% in the first six months of 2000, compared to 83.2% in the same period of 1999. The increase is primarily the result of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower margin, increased purchased log volume (which are typically higher cost than fee logs) and significantly lower lumber sales prices, which were only partially offset by lower per unit manufacturing costs.

    Selling, general and administrative expenses increased $1.8 million to $21.3 million (4.8% of revenues) in the first six months of 2000, from $19.5 million (5.2% of revenues) in the same period of 1999. The increase is primarily a result of the growth of the wholesale operations, higher corporate overhead expenses and costs incurred in relation to the Partnership's strategic initiative to boost unitholder value.

    Interest expense increased $4.5 million to $28.8 million in the first six months of 2000, from $24.3 million in the first six months of 1999. The increase is a result of higher debt balances in the first six months of 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's acquisition line of credit.

    Other income was $0.8 million in the first six months of 2000 compared to other expense of $0.5 million in the first six months of 1999. The 1999 amount includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased 20.8% to $69.0 million, or 15.5% of revenue in the first six months of 2000, compared to $57.1 million, or 15.4% of revenue in the first six months of 1999. The higher revenues reflect increased property and stumpage sales activity. Internal sales of logs to manufacturing increased $24.2 million to $108.4 million in the first six months of 2000 from $84.2 million in the first six months of 1999 as a result of increased demand and utilization at all of the Partnership's mills, particularly the Bonners Ferry, Idaho and Port Angeles, Washington sawmills, and a transfer of internal ownership of log inventories to the sawmills from the tree farms.

    Overall operating income from timberlands, including property sales, increased 24.3% to $38.3 million in the first six months of 2000 from $30.8 million in the first six months of 1999, primarily as a result of increased property sales and a 10.7% increase in external log sales volume compared to the first six months of 1999, which were partially offset by higher purchased log costs, lower average sales realizations and increased administrative expenses.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet "MBF"):

	Six Months Ended June 30,
			% Change
Tree Farm	2000	1999
Oregon	$493/MBF	$399/MBF	23.6%
Inland	$304/MBF	$451/MBF	(32.5)%
Hamilton	$447/MBF	$343/MBF	30.3%
Olympic	$465/MBF	$373/MBF	24.7%
Weighted average	$397/MBF	$389/MBF	2.1%

    Increases at the Oregon, Hamilton and Olympic tree farms are primarily a result of higher market prices for delivered logs.

    The decrease at the Inland tree farm is a result of increased stumpage sales (which typically have lower realizations but higher margins), which were partially offset by higher market prices for delivered logs.

    Domestic external log sales volumes increased 12.4% in the first six months of 2000 to 126.3 million board feet (MMBF), compared to 112.3 MMBF in the first six months of 1999, primarily as a result of increased stumpage sales at the Inland and Oregon tree farms, offset in part by decreased stumpage sales at the Hamilton and Olympic tree farms. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Six Months Ended June 30,
			% Change
Tree Farm	2000	1999
Oregon tree farm	22,885	6,471	253.7%
Inland tree farm	54,575	34,473	58.3%
Hamilton tree farm	22,383	35,118	(36.3)%
Olympic tree farm	26,412	36,247	(27.1)%

Total	126,255	112,309	12.4%

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $3.2 million, or 0.7% of sales in the first six months of 2000, compared to $3.8 million, or 1.0% of sales in the first six months of 1999. Prices received for export logs increased 6.6% to $646/MBF while sales volumes decreased 20.9% to 5.0 MMBF in the first six months of 2000 from levels experienced in the same period of 1999. The increase in average realization reflects an improved sales mix, while the decrease in volume is a result of more sales and consumption of the Partnership's logs to internal and other domestic purchasers.

Property Sales

    Revenue and operating income from property sales in the first six months of 2000 were $9.5 million and $6.3 million, respectively, compared to $2.8 million and $1.3 million, respectively in the first six months of 1999. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000 and 2001 if lumber prices remain at present levels.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, were $123.9 million, or 27.8% of sales in the first six months of 2000, compared to $125.1 million, or 33.7% of sales in the first six months of 1999. The decreased revenues primarily reflect weak lumber prices.

    Operating income from manufacturing decreased 52.3% to $5.5 million in the first six months of 2000 from $11.5 million in the first six months of 1999, primarily as a result of lower lumber sales realizations.

    Average external prices received for lumber in the various regions were as follows:

	Six Months Ended June 30,
			% Change
Region	2000	1999
Oregon	$587/MBF	$623/MBF	(5.9)%
Inland	$356/MBF	$377/MBF	(5.6)%
Washington	$304/MBF	$305/MBF	(0.5)%
Weighted average	$411/MBF	$446/MBF	(7.8)%

    External lumber sales volumes increased 6.7% in the first six months of 2000 to 279.1 MMBF compared to 261.7 MMBF in the same period of 1999. External sales volumes from the various regions were as follows (in MBF):

	Six Months Ended June 30,
			% Change
Region	2000	1999
Oregon	82,649	91,706	(9.9)%
Inland	127,790	106,968	19.5%
Washington	68,695	63,027	9.0%

Total	279,134	261,701	6.7%

    The increases are primarily the result of improved production and operating efficiencies, especially at the Coeur d'Alene, Idaho, Bonners Ferry, Idaho and Port Angeles, Washington sawmills. Sales volume in the Oregon region was negatively impacted in the second quarter of 2000 by the indefinite closure of the Prineville sawmill and downtime at the Gilchrist sawmill to accommodate the scheduled installation of the new $20 million small log side. The large log side was restarted in mid July 2000 and the new small log side is scheduled to commence production late in the third quarter of 2000.

    Wood chip revenues accounted for 1.7% of sales in the first six months of 2000, compared to 2.3% of sales in first six months of 1999. Residual wood chip prices decreased to $67/BDU in the first six months of 2000 compared to $70/BDU in the first six months of 1999. The lower average realizations reflect increased competition in the Inland Region, while the higher sales volume reflects increased residual chip production in both the Inland and Washington regions.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $246.2 million, or 55.2% of sales in the first six months of 2000, compared to $182.1 million, or 49.0% of sales in the first six months of 1999. Operating income from wholesale operations increased 24.1% to $8.3 million in the first six months of 2000 from $6.7 million in the first six months of 1999. The increases in revenue and operating income are a result of higher revenues and returns from existing operations as well as the acquisition Cheshire Sales Company Inc. in January 2000. Overall profit margins decreased to 3.4% in the first six months of 2000 compared to 3.7% in the first six months of 1999 as a result of lower lumber prices, increased competition and proportionately more lower margin trading business.

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

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price and reasonable assurance of collection. As amended on June 26, 2000, SAB 101 is effective beginning the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. The Partnership does not expect the adoption of SAB 101 to have a significant impact on its financial position or results of operations.

    In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective for the Partnership in the fourth quarter of fiscal 2000. The Partnership has not yet determined the effect, if any, the implementation of FIN 44 will have on its financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At June 30, 2000, the Partnership had $210.3 million outstanding under its lines of credit with a weighted average interest rate of 8.19%. A hypothetical 10 percent increase in interest rates to 9.01% would not have a material impact on the Partnership's cash flows.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description
10	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. Incorporated by reference to the Partnership's Form 10-Q for the quarter ended March 31, 2000.
27	Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000	CROWN PACIFIC PARTNERS, L.P.
	By:	Crown Pacific Management Limited Partnership, as General Partner
	By:	/s/ RICHARD D. SNYDER Richard D. Snyder Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

CROWN PACIFIC PARTNERS, L.P. FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Manufacturing
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES