Form 10-Q
period 2000-09-30
CROWN PACIFIC PARTNERS L P
filed 2000-11-13
CIK 930735

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units (Class)	30,410,906 (Outstanding at November 10, 2000)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income—Three Month Periods Ended September 30, 2000 and 1999	2
	Consolidated Statement of Income—Nine Month Periods Ended September 30, 2000 and 1999	3
	Consolidated Balance Sheet—September 30, 2000 and December 31, 1999	4
	Consolidated Statement of Cash Flows—Nine Months Ended September 30, 2000 and 1999	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CROWN PACIFIC PARTNERS, L.P.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended September 30,
	2000	1999
Revenues	$190,279	$219,087
Operating costs:
Cost of products sold	160,016	187,872
Selling, general and administrative expenses	9,860	10,326

Operating income	20,403	20,889
Interest expense	15,268	12,399
Amortization of debt issuance costs	240	186
Other income, net	(1,740)	(293)

Net income	$6,635	$8,597

Net income per unit	$0.22	$0.28

Weighted average units outstanding	30,410,906	30,301,248

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except unit and per unit data)
(Unaudited)

	For the Nine Months Ended September 30,
	2000	1999
Revenues	$636,267	$590,433
Operating costs:
Cost of products sold	541,011	496,992
Selling, general and administrative expenses	31,115	29,785

Operating income	64,141	63,656
Interest expense	44,071	36,719
Amortization of debt issuance costs	731	506
Other (income) expense, net	(2,544)	238

Net income	$21,883	$26,193

Net income per unit	$0.71	$0.86

Weighted average units outstanding	30,401,863	30,209,500

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.
CONSOLIDATED BALANCE SHEET
(In thousands, except unit data)

	September 30, 2000 (Unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$28,442	$21,616
Accounts receivable, net of allowances for doubtful accounts of $1,286 and $1,091	110,709	95,416
Notes receivable	3,706	2,617
Inventories	55,012	55,774
Deposits on timber cutting contracts	2,883	2,280
Prepaid and other current assets	2,309	3,025

Total current assets	203,061	180,728
Property, plant and equipment, net of accumulated depreciation of $39,744 and $35,863	73,653	51,156
Timber, timberlands and roads, net	636,881	563,414
Intangible assets, net of accumulated amortization	34,239	30,452
Other assets	13,989	23,011

Total assets	$961,823	$848,761

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$24,500	$—
Accounts payable	43,051	36,858
Accrued expenses	19,369	23,123
Accrued interest	14,208	9,339
Current portion of long-term debt	164	64

Total current liabilities	101,292	69,384
Long-term debt	681,000	571,813
Other non-current liabilities	1,752	1,346

	784,044	642,543

Commitments and contingent liabilities
Partners' capital:
General partners	1,977	1,560
Limited partners (30,410,906 and 30,301,248 units outstanding at September 30, 2000 and December 31, 1999, respectively)	175,802	204,658

Total partners' capital	177,779	206,218

Total liabilities and partners' capital	$961,823	$848,761

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$21,883	$26,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	41,834	44,482
Gain on sale of property	(16,374)	(922)
Other	—	2
Net change in current assets and current liabilities, net of the effects of business combinations:
Accounts and notes receivable	(15,394)	(35,282)
Inventories	2,514	(9,947)
Deposits on timber cutting contracts	(603)	1,251
Prepaid and other current assets	1,018	(54)
Accounts payable and accrued expenses	1,192	16,896

Net cash provided by operating activities	36,070	42,619

Cash flows from investing activities:
Additions to timberlands	(97,937)	(11,649)
Additions to timber cutting rights	(11,303)	(12,623)
Additions to equipment	(30,533)	(12,097)
Proceeds from sales of property	27,961	5,515
Deposit received on future asset sale	4,200	—
Principal payments received on notes	1,112	11,634
Purchase of a business	(3,511)	(3,114)
Other investing activities	(1,246)	(796)

Net cash used in investing activities	(111,257)	(23,130)

Cash flows from financing activities:
Net increase in short-term borrowings	24,500	15,500
Proceeds from issuance of long-term debt	109,444	13,403
Repayments of long-term debt	(815)	(30)
Contributions of capital	990	184
Distributions to partners	(52,497)	(51,736)
Debt and equity issuance costs	—	(173)
Other financing activities	391	(33)

Net cash provided by (used in) financing activities	82,013	(22,885)

Net increase (decrease) in cash and cash equivalents	6,826	(3,396)
Cash and cash equivalents at beginning of period	21,616	21,542

Cash and cash equivalents at end of period	$28,442	$18,146

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per unit amounts or as otherwise indicated)
(Unaudited)

Note 1: Organization and Basis of Presentation

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

    The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 1999 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2000 and 1999 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Net income per unit was calculated using the weighted average number of common units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income allocation was $66 and $86 for the three months ended September 30, 2000 and 1999, respectively, and $219 and $262 for the nine months ended September 30, 2000 and 1999, respectively. There is no significant difference between basic and diluted earnings per unit.

Note 2: Inventories

    Inventories at manufacturing locations, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	September 30, 2000	December 31, 1999
Lumber	$11,952	$9,103
Logs	14,053	22,732
Supplies	3,813	3,437
LIFO reserve	967	2,017

Manufacturing inventory	30,785	37,289
Wholesale products	24,227	18,485

Total	$55,012	$55,774

Note 3: Timber, Timberlands and Roads

    In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net increase in depletion costs for the first nine months of 2000 of approximately $1.1 million, or $0.03 per unit, and a net decrease in depletion costs for the first nine months of 1999 of approximately $0.7 million, or $0.02 per unit, with no impact on cash flow.

Note 4: Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Nine months ended September 30,
	2000	1999
Cash paid during the period for interest	$39,863	$32,991
Business assets acquired with Partnership units	1,200	9,000

Note 5: Acquisitions

    On January 6, 2000 Crown Pacific acquired Cheshire Sales Company Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units and $0.6 million in assumed debt. The acquisition was accounted for as a purchase. Pro forma results of operations are not significantly different from actual results of operations for the first nine months of 2000 and 1999.

    On January 14, 2000 Crown Pacific acquired 91 thousand acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million. The acquisition was financed using the Partnership's Acquisition Line of Credit.

Note 6: Sale of Yellowstone Trucking

    In September 2000, Crown Pacific closed the sale of its independently operated subsidiary Yellowstone Trucking, which resulted in a gain of $1.2 million. Under the terms of the sale agreement, Crown Pacific sold all of Yellowstone Trucking's operations and assets, including its real property and terminal in Coeur d'Alene, Idaho.

Note 7: Segment Reporting

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

    The following summarizes the Partnership's segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)	2000	1999	2000	1999
Timberlands:
Trade	$54,997	$21,124	$123,975	$78,243
Intersegment	13,471	48,504	121,884	132,670

	68,468	69,628	245,859	210,913
Manufacturing:
Trade	29,935	77,307	153,847	202,371
Intersegment	2,342	3,073	9,857	10,138

	32,277	80,380	163,704	212,509
Wholesale Marketing:
Trade	101,740	116,656	347,952	298,746
Intersegment	7,658	15,755	31,914	30,712

	109,398	132,411	379,866	329,458
Corporate and Other:
Trade	3,607	4,000	10,493	11,073
Intersegment	582	545	2,285	2,474

	4,189	4,545	12,778	13,547
Total:
Total Revenue	214,332	286,964	802,207	766,427
Less Intersegment	(24,053)	(67,877)	(165,940)	(175,994)

Net Revenue	$190,279	$219,087	$636,267	$590,433

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (in thousands)	2000	1999	2000	1999
Timberlands	$24,472	$9,741	$62,789	$40,577
Manufacturing	(3,080)	11,801	2,402	23,304
Wholesale	3,811	2,685	12,076	9,343
Corporate and Other	(4,800)	(3,338)	(13,126)	(9,568)

Operating Income	$20,403	20,889	64,141	63,656
Interest Expense	(15,268)	(12,399)	(44,071)	(36,719)
Other	1,500	107	1,813	(744)

Net Income	$6,635	$8,597	$21,883	$26,193

Note 8: Distributions

    On each of January 25, 2000, April 18, 2000 and July 18, 2000, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. Each distribution totaled $17.5 million (including $355 thousand to the General Partners) and was paid on February 14, 2000 to unitholders of record on February 4, 2000, May 15, 2000 to unitholders of record on May 5, 2000 and August 14, 2000 to unitholders of record on August 4, 2000, respectively.

Note 9: Subsequent Event

    On October 17, 2000, the Board of Control authorized the Partnership to make a distribution of $0.564 per unit. The total distribution will be $17.5 million (including $355 thousand to the General Partners) and will be paid on November 14, 2000 to unitholders of record on November 3, 2000.

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

Forward-Looking Statements

    Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding the Partnership's expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing, and levels and amounts received for stumpage and property sales. The Partnership's business and prospects are subject to a number of risks, including the volatility of global timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, as well as the substantial capital expenditures required to conduct its operations.

    Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulations and policies and economic changes in the regions where the Partnership's products are sold, including Southeast Asia and Japan. Other risk factors include the value of the U.S. dollar against foreign currencies and the ability of the Partnership to implement its business strategy. These and other risks are described in the Partnership's annual report on Forms 10-K, which is available from the Partnership or the United States Securities and Exchange Commission.

Financial Condition

    The Partnership's primary sources of liquidity have been cash provided by operating activities, including stumpage and property sales, as well as debt and equity financings.

    Cash provided by operating activities was $36.1 million for the nine-month period ended September 30, 2000 and resulted primarily from net income of $21.9 million and net non-cash expenses of $25.5 million, offset by an increase in accounts and notes receivable of $15.4 million. Working capital decreased to $101.8 million at September 30, 2000 compared to $111.3 million at December 31, 1999.

    Net cash used in investing activities of $111.3 million resulted primarily from the acquisition of 91 thousand acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million, the acquisition of Cheshire Sales Company, Inc. for $3.5 million and the construction of a new small log line at the Gilchrist saw mill and other additions to timberlands, equipment and timber cutting rights of $66.4 million. These expenditures were offset in part by proceeds from the sale of property and other assets of $32.2 million.

    Net cash provided by financing activities of $82.0 million resulted primarily from a $24.5 million net increase in short-term borrowings and a $108.6 million net increase in long-term debt, offset by distributions to partners of $52.5 million.

    Cash required to meet the Partnership's quarterly cash distributions (as required by the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, will be significant. Additions to property, plant and equipment totaled $30.5 million in the first nine months of 2000 and are expected to total approximately $38.5 million during all of 2000. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $109.2 million in the first nine months of 2000. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership expects to make cash distributions from its current funds and from cash generated by operating activities. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000, given the low level of lumber prices at present.

    The Partnership will spend approximately $20.0 million (included in the $38.5 million total above) in 2000 on a new small log line at its Gilchrist mill, which is being funded with bank financing. Approximately $17.0 million has been spent on this project during the first nine months of 2000. In addition, the Partnership closed its acquisition of approximately 91 thousand acres of northern Idaho timberlands in January 2000 for $73.4 million (included in the $109.2 million total above), which was funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The revolving credit facility was increased by $2.0 million in January 2000 due to an additional bank joining the credit group. The credit facility bears a floating rate of interest and is unsecured. At September 30, 2000, the Partnership had $34.5 million outstanding under this facility, with a weighted average interest rate of 9.05%.

    The Partnership has a $232 million, three-year, revolving line of credit with a group of banks to provide for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition line was increased by $8.0 million in January 2000 due to an additional bank joining the credit group. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At September 30, 2000, the Partnership had $182.3 million outstanding under this facility, with a weighted average interest rate of 8.73%.

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

    C.P. Air, a subsidiary of the Partnership, borrowed $2.8 million in January 2000 to finance a new aircraft. The debt bears interest at 8.25%, is secured by the aircraft and requires monthly payments of $26,000 including interest.

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at September 30, 2000.

Results of Operations

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

General

    Net revenues during the third quarter ended September 30, 2000 decreased 13.1% to $190.3 million, from $219.1 million in the same quarter of 1999. The $28.8 million decrease primarily reflects the impact of lower lumber prices in the Partnership's wholesale marketing and manufacturing segments, partially offset by increases in property and stumpage sales.

    Cost of sales as a percentage of sales decreased to 84.1% in the third quarter of 2000, compared to 85.8% in the same quarter of 1999. The decrease is primarily the result of higher property and stumpage sales, lower raw material costs in the manufacturing and wholesale segments as well as efficiencies gained at the Partnership's mills, offset in part by significantly lower lumber sales realizations and wood chip revenue.

    Selling, general and administrative expenses ("SG&A") decreased $0.5 million to $9.9 million (5.2% of revenues) in the third quarter of 2000, compared to $10.3 million (4.7% of revenues) in the third quarter of 1999. The decrease is primarily a result of lower miscellaneous administrative expenses and timing differences in the occurrence of certain professional fees and services, offset in part by increased salaries.

    Interest expense increased $2.9 million to $15.3 million in the third quarter of 2000, from $12.4 million in the third quarter of 1999. The increase is a result of higher debt balances in the first nine months of 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's revolving acquisition line of credit, and the installation of a new small log line at the Partnership's Gilchrist mill during the first nine months of 2000 for approximately $17.0 million, which was funded with bank financing.

    Other income was $1.7 million in the third quarter of 2000 compared to $0.3 million in the third quarter of 1999. The increase is primarily the result of an approximately $1.2 million gain which resulted from the sale of the Partnership's subsidiary Yellowstone Trucking in the third quarter of 2000.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased 160.7% to $55.0 million, or 28.9% of revenue in the third quarter of 2000, compared to $21.1 million, or 9.6% of revenue in the third quarter of 1999. The higher revenues reflect increased property and stumpage sales in the third quarter of 2000 compared to the third quarter of 1999. Internal sales of logs to manufacturing decreased 72.2% to $13.5 million in the third quarter of 2000 compared to $48.5 million in the third quarter of 1999 primarily as a result of significantly lower lumber prices, which resulted in reduced production volumes from the Partnership's mills.

    Overall operating income from timberlands, including property sales, increased 152.6% to $24.5 million in the third quarter of 2000 from $9.7 million in the third quarter of 1999. The increase is primarily a result of property sales income of $8.9 million in the third quarter of 2000 compared to $0.9 million in the third quarter of 1999, increased stumpage sale activity and lower overhead expenses in 2000 compared to 1999, offset in part by a 31.5% decrease in the average domestic log sales realization during the third quarter of 2000 compared to the third quarter of 1999.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage, but excluding pulpwood, were as follows (dollars per thousand board feet "MBF"):

	Quarter Ended September 30,
			% Change
Tree Farm	2000	1999
Oregon	$440/MBF	$428/MBF	2.8%
Inland	$249/MBF	$447/MBF	(44.3)%
Hamilton	$466/MBF	$390/MBF	19.5%
Olympic	$471/MBF	$404/MBF	16.6%
Weighted average	$285/MBF	$416/MBF	(31.5)%

    The decrease at the Inland tree farm is a result of increased stumpage sales (which typically have lower realizations but higher margins). All of the tree farms were affected by the impact of lower lumber pricing on the log markets. The increase at the Hamilton tree farm primarily reflects the decrease of stumpage sales in the third quarter of 2000. The decrease in the weighted average is affected by approximately 84% of the log sales volume being from the Inland tree farm.

    Domestic external log sales volumes increased 230.7% in the third quarter of 2000 to 122.0 million board feet (MMBF), compared to 36.9 MMBF in the same quarter of 1999, primarily as a result of increased stumpage sales from the Inland tree farm. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended September 30,
			% Change
Tree Farm	2000	1999
Oregon tree farm	234	3,793	(93.8)%
Inland tree farm	101,858	12,813	695.0%
Hamilton tree farm	12,330	15,070	(18.2)%
Olympic tree farm	7,562	5,206	45.3%

Total	121,984	36,882	230.7%

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $1.9 million, or 1.0% of sales in the third quarter of 2000, compared to $0.7 million, or 0.3% of sales for the same quarter of 1999. Prices received for export logs remained relatively constant at $655/MBF while sales volumes increased 166.3% to 2.9 MMBF in the third quarter of 2000 from levels experienced in the same quarter of 1999. The increase in sales volume is a result of demand to replenish system inventories.

Property Sales

    Revenue and operating income from property sales in the third quarter of 2000 were $16.2 million and $8.9 million, respectively, compared to $1.8 million and $0.9 million, respectively in the third quarter of 1999. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000, given the low level of lumber prices at present.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, were $29.9 million, or 15.7% of total sales in the third quarter of 2000, compared to $77.3 million, or 35.3% of total sales in the same quarter of 1999. The decreased revenues reflect lower shipments, sales realizations and wood chip by-product sales, partially offset by a 17.8% decline in unit manufacturing costs, which is attributable to both lower log costs and overhead expenses. In addition, due to market conditions, the Partnership closed its Prineville sawmill for most of the period and its Coeur d'Alene sawmill for approximately the last half of the third quarter of 2000. The Prineville sawmill was reopened in late September 2000 in response to improvement in both demand and prices for pine lumber and management currently anticipates that it will operate on a one-shift basis during the remainder of 2000. The Coeur d'Alene sawmill remains closed pending improved market conditions for its primary lumber products.

    The Partnership had an operating loss from manufacturing during the third quarter of 2000 of $3.1 million compared to income from operations of $11.8 million in the third quarter of 1999. The decrease is primarily a result of a 41.0% decrease in lumber sales volume and a 38.2% decrease in overall sales realization, offset in part by lower unit manufacturing costs.

    Average prices received for lumber in the various regions were as follows:

	Quarter Ended September 30,
			% Change
Region	2000	1999
Oregon	$458/MBF	$691/MBF	(33.7)%
Inland	$293/MBF	$422/MBF	(30.6)%
Washington	$249/MBF	$347/MBF	(28.2)%
Weighted average	$308/MBF	$498/MBF	(38.2)%

    External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended September 30,
			% Change
Region	2000	1999
Oregon	15,971	51,233	(68.8)%
Inland	38,809	59,682	(35.0)%
Washington	31,560	35,513	(11.1)%

Total	86,340	146,428	(41.0)%

    Wood chip revenues accounted for 1.6% of sales in the third quarter of 2000, compared to 2.2% of sales in the same quarter of 1999. Residual wood chip volume decreased 31.3% in the third quarter of 2000 compared to the third quarter of 1999, while prices increased to $75/BDU in the third quarter of 2000 compared to $67/BDU in the third quarter of 1999. The higher average realization reflects market reaction to lumber production curtailments industry wide that negatively impacted the available supply of residual wood chips. The lower volume reflects decreased chip production primarily in the Oregon and Inland regions as a result of the shutdown of the Prineville and Coeur d'Alene sawmills for portions of the third quarter of 2000 as discussed above.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $101.7 million, or 53.5% of sales in the third quarter of 2000, compared to $116.7 million, or 53.2% of sales in the third quarter of 1999. Operating income from wholesale operations increased 41.9% to

$3.8 million in the third quarter of 2000 from $2.7 million in the third quarter of 1999. The lower revenue reflects the impact of significantly lower lumber and panel prices during the third quarter of 2000. The increased operating income reflects improved operating margins at both the Alliance Lumber and Desert Lumber operations and the addition of Cheshire Lumber in January 2000. Overall profit margins increased to 3.7% in the third quarter of 2000 compared to 2.3% in the third quarter of 1999 as a result of these operations capitalizing on favorable purchase opportunities of raw materials to supply fixed price sales contracts.

Results of Operations

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

General

    Net revenues during the nine months ended September 30, 2000 increased 7.8% to $636.3 million, from $590.4 million in the same period of 1999. The increase reflects higher sales from the Partnership's timberland and wholesale marketing operations. The increase in timberland sales is primarily the result of more property and stumpage sales during the nine months ended September 30, 2000 compared to the 1999 period, while the higher wholesale revenues reflect market share growth and the addition of Cheshire Lumber to the segment. These higher revenues were partially offset by lower manufacturing sales.

    Cost of sales as a percentage of sales increased to 85.0% in the first nine months of 2000, compared to 84.2% in the same period of 1999. The increase primarily reflects the impact of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower profit margin, and significantly lower lumber sales prices. These factors were only partially offset by lower log and lumber purchase prices, increased stumpage sale activity and lower overall per unit manufacturing costs.

    Selling, general and administrative expenses increased $1.3 million to $31.1 million (4.9% of revenues) in the first nine months of 2000, from $29.8 million (5.0% of revenues) in the same period of 1999. The increase reflects growth in the wholesale segment, higher corporate overhead expense and costs incurred in relation to the Partnership's strategic initiative process.

    Interest expense increased $7.4 million to $44.1 million in the first nine months of 2000, from $36.7 million in the first nine months of 1999. The increase is a result of higher debt balances in the first nine months of 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's acquisition line of credit, and the installation of a new small log line at the Partnership's Gilchrist mill during the first nine months of 2000 for approximately $17.0 million, which was funded with bank financing.

    Other income was $2.5 million in the first nine months of 2000 compared to other expense of $0.2 million in the first nine months of 1999. The 2000 amount includes a gain of $1.2 million related to the sale of the Partnership's subsidiary Yellowstone Trucking in the third quarter of 2000 and the 1999 amount includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased 58.4% to $124.0 million, or 19.5% of revenue in the first nine months of 2000, compared to $78.2 million, or 13.3% of revenue in the first nine months of 1999. The higher revenues reflect increased property and stumpage sales activity. Internal sales of logs to manufacturing decreased $10.8 million to $121.9 million in the first nine months of 2000 from $132.7 million in the first nine months of 1999 primarily as a result of significantly lower lumber prices, which resulted in reduced production volumes from the Partnership's mills.

    Overall operating income from timberlands, including property sales, increased 54.7% to $62.8 million in the first nine months of 2000 from $40.6 million in the first nine months of 1999, primarily as a result of increased property and stumpage sale activity and lower overhead expenses in 2000 compared to 1999, offset in part by a 13.6% decrease in the average domestic external log sales realization during the nine months ended September 30, 2000 compared to the same 1999 period.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet "MBF"):

	Nine Months Ended September 30,
			% Change
Tree Farm	2000	1999
Oregon	$492/MBF	$410/MBF	20.0%
Inland	$268/MBF	$450/MBF	(40.4)%
Hamilton	$454/MBF	$357/MBF	27.2%
Olympic	$466/MBF	$377/MBF	23.6%
Weighted average	$342/MBF	$396/MBF	(13.6)%

    Increases at the Oregon, Hamilton and Olympic tree farms are primarily a result of higher market prices for delivered logs earlier in the year 2000.

    The decrease at the Inland tree farm, which represented 63.0% of the total log volume sold in the nine months ended September 30, 2000, is a result of increased stumpage sales (which typically have lower realizations but higher margins), which were partially offset by higher market prices for delivered logs.

    Domestic external log sales volumes increased 66.4% in the first nine months of 2000 to 248.2 million board feet (MMBF), compared to 149.2 MMBF in the first nine months of 1999, primarily as a result of increased stumpage sales at the Inland and Oregon tree farms. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Nine Months Ended September 30,
			% Change
Tree Farm	2000	1999
Oregon tree farm	23,121	10,264	125.3%
Inland tree farm	156,433	47,286	230.8%
Hamilton tree farm	34,713	50,188	(30.8)%
Olympic tree farm	33,974	41,453	(18.0)%

Total	248,241	149,191	66.4%

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $5.1 million, or 0.8% of sales in the first nine months of 2000, compared to $4.5 million, or 0.8% of sales in the first nine months of 1999. Prices received for export logs increased 5.7% to $649/MBF while sales volumes increased 6.8% to 7.9 MMBF in the first nine months of 2000 from levels experienced in the same period of 1999. The increase in average realization reflects an improved sales mix, while the increase in sales volume is a result of modestly higher demand and exporters rebuilding their inventory levels.

Property Sales

    Revenue and operating income from property sales in the first nine months of 2000 were $25.7 million and $15.1 million, respectively, compared to $4.6 million and $2.2 million, respectively in the first nine months of 1999. Property and stumpage sales are expected to comprise a significant portion of the Partnership's operating income during the remainder of 2000, given the low level of lumber prices at present.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, were $153.8 million, or 24.2% of sales in the first nine months of 2000, compared to $202.4 million, or 34.3% of sales in the first nine months of 1999. The decreased revenues reflect lower shipments, sales realizations and wood chip by-product revenues, partially offset by a decline in unit manufacturing costs, which is attributable to both lower log and lower overhead costs. In addition, due to market conditions, the Partnership closed its Prineville and Coeur d'Alene sawmills for a portion of the third quarter of 2000. The Prineville sawmill was reopened in late September 2000 in response to improvement in both demand and prices for pine lumber and will operate on a one-shift basis during the remainder of 2000. The Coeur d'Alene sawmill remains closed pending improved market conditions for its primary lumber products.

    Operating income from manufacturing decreased 89.7% to $2.4 million in the first nine months of 2000 from $23.3 million in the first nine months of 1999, primarily as a result of a 10.5% decrease in external lumber sales volume and a 17.3% decrease in overall sales realization, offset in part by lower unit manufacturing costs.

    Average prices received for lumber sold in the various regions were as follows:

	Nine Months Ended September 30,
			% Change
Region	2000	1999
Oregon	$556/MBF	$647/MBF	(14.1)%
Inland	$341/MBF	$393/MBF	(13.2)%
Washington	$287/MBF	$320/MBF	(10.3)%
Weighted average	$384/MBF	$465/MBF	(17.4)%

    External lumber sales volumes decreased 10.5% in the first nine months of 2000 to 365.5 MMBF compared to 408.1 MMBF in the same period of 1999. External sales volumes from the various regions were as follows (in MBF):

	Nine Months Ended September 30,
			% Change
Region	2000	1999
Oregon	98,620	142,939	(31.0)%
Inland	166,599	166,650	0.0%
Washington	100,255	98,540	1.7%

Total	365,474	408,129	(10.5)%

    Wood chip revenues accounted for 1.7% of sales in the first nine months of 2000, compared to 1.8% of sales in first nine months of 1999. Residual wood chip prices increased to $69/BDU in the first nine months of 2000 compared to $68/BDU in the first nine months of 1999. The slightly higher average realization reflects market reaction to lumber production curtailments industry wide that negatively impacted the available supply of residual wood chips, especially in the third quarter of 2000. Woodchip volume decreased to 155,004 BDUs in the nine months ended September 30, 2000 compared to 158,578 BDUs in the comparable period of 1999. The lower volume reflects decreased chip production primarily in the Oregon and Inland regions as a result of the shutdown of the Prineville and Coeur d'Alene sawmills for portions of the third quarter of 2000 as discussed above.

Wholesale Marketing

    External revenues from sales by the Partnership's wholesale operations consisted of lumber and other wood products, most of which were not manufactured by the Partnership, and totaled $348.0 million, or 54.7% of revenues in the first nine months of 2000, compared to $298.7 million, or 50.6% of revenues in the first nine months of 1999. Operating income from wholesale operations increased 29.3% to $12.1 million in the first nine months of 2000 from $9.3 million in the first nine months of 1999. The increases in revenue and operating income are a result of market share growth and improved margins from existing operations as well as the acquisition of Cheshire Sales Company, Inc. in January 2000. Overall profit margins increased to 3.5% in the first nine months of 2000 compared to 3.1% in the first nine months of 1999 as a result of favorable purchase opportunities of raw materials utilized to supply fixed price sales contracts.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Partnership does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 and 138 to have an impact on its financial position, results of operations or cash flows.

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

    In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective for the Partnership in the fourth quarter of fiscal 2000. The Partnership has determined that the implementation of FIN 44 will not have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At September 30, 2000, the Partnership had $216.8 million outstanding under its lines of credit with a weighted average interest rate of 8.78%. A hypothetical 10 percent increase in interest rates to 9.66% would not have a material impact on the Partnership's cash flows.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description
10	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. Incorporated by reference to Exhibit 10 to the Partnership's Form 10-Q for the quarter ended March 31, 2000.
27	Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000	CROWN PACIFIC PARTNERS, L.P.
	By:	Crown Pacific Management Limited Partnership, as General Partner
	By:	/s/ RICHARD D. SNYDER Richard D. Snyder Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES