Form 10-K405
period 2000-12-31
CROWN PACIFIC PARTNERS L P
filed 2001-03-30
CIK 930735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting Units of the Registrant held by non-affiliates of the Registrant was $210,747,579 as of February 28, 2001 based upon the last sales price as reported by the New York Stock Exchange.

    As of February 28, 2001 there were 30,410,906 Common Units outstanding.

Documents Incorporated by Reference
 None.

CROWN PACIFIC PARTNERS, L.P.
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

    Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL"), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., the Special General Partner of the Partnership, and the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and an 8.74% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner, but unitholders have voting rights for certain issues as described in the Partnership Agreement.

    For a discussion of the Partnership's timberlands, see "Business—Timberlands" and "Business—Timberland Management." For a discussion of the Partnership's manufacturing facilities see "Properties—Manufacturing Facilities."

    The Partnership has pursued a plan of growth through strategic acquisitions of timberlands and other assets since its inception. The following table summarizes the significant acquisitions, net of asset resales, during the Partnership's history:

Acquisition	Date	Consideration
Central Oregon timberlands	April 1988	$35.6 million
Prineville, Oregon sawmill	November 1988	$6.3 million
Hamilton timberlands	July 1989	$237.8 million
Central Oregon timberlands and Gilchrist, Oregon sawmill	October 1991	$131.5 million
Central Oregon timberlands	June 1992	$8.8 million
Eastern Washington timberlands	December 1992	$10.1 million
Redmond, Oregon plywood and remanufacturing facilities	September 1993	$29.4 million
Inland Region timberlands and sawmills	October 1993	$238.0 million
Western Washington, Tract 17 timberlands	July 1995	$18.0 million
Olympic timberlands and Eastside timberlands	May 1996	$205.0 million
Bellingham, Washington timberlands	October 1997	$153.0 million
Alliance Lumber Contractor Service Yards	January 1998	$29.5 million
Desert Lumber, Inc. and Reno Lumber Service, Inc.	March 1999	$24.3 million
Cheshire Sales Company	January 2000	$5.5 million
Idaho timberlands	January 2000	$73.4 million

Dispositions

    In September 2000, Crown Pacific closed the sale of its independently operated subsidiary Yellowstone Trucking, which resulted in a gain of $1.2 million. Under the terms of the sale agreement, Crown Pacific sold all of Yellowstone Trucking's operations and assets, including its real property and terminal in Coeur d'Alene, Idaho.

Timberlands

    The Partnership owns or controls in excess of 804,000 acres of timberlands, which contain a total merchantable timber inventory of approximately 4.6 billion board feet, located in Oregon, Washington and Idaho.

    The following table summarizes the estimated volume and acreage of the Partnership's timberlands:

Timberlands	Volume (MBF)	Acreage
Oregon Timberlands	844,095	321,531
Washington Timberlands	1,898,645	228,734
Inland Timberlands	1,827,539	253,923

	4,570,279	804,188

    The Partnership believes it is one of the largest non-governmental holders of ponderosa pine timberland in the United States. The Partnership also has significant holdings of other softwood species, including Douglas-Fir, hemlock, white fir, lodgepole pine, cedar and sugar pine. Most of the timber on the timberlands is softwood. Due to its long fiber, strength, flexibility and other characteristics, softwood is generally preferred over hardwood for construction lumber and plywood.

    The timberlands are comprised with a variety of age class stands, and approximately 50% of the Partnership's merchantable timber is older than 50 years.

    The Partnership's substantial timber resources help reduce its reliance on third-party log sources to supply its manufacturing facilities, which the Partnership believes gives it a significant competitive advantage over lumber manufacturers without a supply of fee timber. During 2000, 1999 and 1998, Crown Pacific's timberlands provided the Oregon manufacturing facilities with 26%, 48% and 49%, respectively, and the Inland manufacturing facilities with 46%, 44% and 60%, respectively, of their log requirements.

Timberland Management

    Particular silvicultural practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, tree size, age and stocking. Crown Pacific actively manages its timber operations based on these factors and other relevant information in order to maximize the long-term value of its timber assets. The Partnership's management practices begin with the development of harvest plans for each of its tree farms. These plans are regularly reviewed and updated to reflect forestry considerations, market conditions, contractual and financing obligations and regulatory limitations.

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

Products, Competition and Seasonality

    Most of the timber harvested by Crown Pacific is utilized by its manufacturing facilities for the production of lumber. The remainder, primarily from the Washington timberlands, is sold in third party domestic and export log markets. The Partnership's markets are highly competitive with respect to price, quality of products, distribution and other factors. Crown Pacific expects its products to experience increasing competition from engineered wood products and other substitute products. No customer accounted for 10% or more of total revenues during 2000, 1999 or 1998.

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

    Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites. Export log sales are affected by variations in inventory both domestically and in the countries where such logs are sold, as well as by weather conditions. Total third party segment sales, including property and stumpage sales, were 20.0% of revenues for the year ended December 31, 2000.

Manufacturing

    Crown Pacific produces an array of lumber products at its six mills in Oregon, Idaho and Washington (see Item 2. Properties). The Partnership's two Oregon facilities produce dimension and shop-grade lumber products. The shop lumber is primarily for industrial remanufacturers who produce doors, windows and other specialty products. Products produced at the Oregon facilities generally command premium prices due to the higher quality timber in that region.

    During 2000, the Partnership constructed a new small log line at its Gilchrist, Oregon mill. The new line allows the Partnership to process logs from 4 to 11 inches in diameter into specialty lumber products with greater speed, efficiency and yield than the previous line.

    The Partnership's two facilities in Idaho produce 1" boards and 2" dimension commodity-grade lumber for various construction applications, including stud walls, roof trusses and joists, decking, laminated beams and remanufactured items.

    Crown Pacific's two Washington facilities produce commodity-grade studs for the construction industry.

    External manufacturing sales were 23.5% of revenues for the year ended December 31, 2000.

    Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity. In the winter, demand generally subsides, increasing in the spring as home construction activity resumes.

    Crown Pacific competes in the domestic lumber markets primarily with other U.S. and Canadian companies. Competitive factors in the commodity-grade lumber market are based on pricing strategies, while sales of shop grade lumber are based on quality, species and price.

Wholesale Marketing

    The Partnership currently owns and operates five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada. The Partnership also operates six forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in Lakeville, Minnesota, one each in Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor. Many of the products sold from the wholesale operation are manufactured by the Partnership; however, a substantial amount of the sales are products manufactured by other parties. During the year ended December 31, 2000, external sales from the wholesale operation were approximately 55.1% of total revenues. The wholesale operation generates lower margins than the other parts of the Partnership's business. Crown Pacific competes in the wholesale sales market with other wholesale companies and forest products companies.

Chips and By-Products

    All of Crown Pacific's manufacturing facilities produce wood chips and other by-products during their conversion processes. Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in the Partnership's manufacturing facilities. Sales of chips and other by-products were 2.1% of revenues in 2000.

Sources and Availability of Raw Materials

    The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal and state authorities (see "Federal and State Regulation"). Reductions in timber supply have resulted in a number of regional mill closures, including some by the Partnership during the past several years. Crown Pacific believes that these supply reductions will continue and give the Partnership a competitive advantage over many smaller forest products companies due to the ability of the Partnership to supply its manufacturing facilities with timber harvested from its timberlands.

    For the year ended December 31, 2000, logs from Crown Pacific's timberlands represented 65.8% of all logs used in the Partnership's manufacturing facilities or sold to third parties, compared to 59.3%

in 1999 and 68.6% in 1998. Crown Pacific supplements logs from its timberlands with logs purchased from third parties, including private landowners, the states of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in its manufacturing facilities. The Partnership expects its domestic sources, excluding federal timber, to remain fairly stable. Reductions in federal timber supplies have increased demand and pricing for privately owned timber. As of December 31, 2000, Crown Pacific had approximately 152.5 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next three years.

    In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expires March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes. The Partnership believes that the agreement has had the effect of limiting the amount of lumber imported from Canada. The impact of the agreement on the Partnership's business is difficult to determine, although the Partnership believes that the agreement has generally benefited its sawmills. The Partnership anticipates that a coalition of U.S. lumber producers will file a countervailing duty petition and anti-dumping charges against Canadian lumber producers in April 2001. The Partnership cannot determine the outcome of these petitions and their impact on lumber prices at this time.

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

Timberlands

    In addition to federal environmental laws, the operation of the timberlands is subject to specific laws and regulations in the states of Washington, Oregon and Idaho, which are intended to regulate and restrict the growing, harvesting, processing and reforestation of timber on forest lands. The states of Oregon and Idaho require prior notification before beginning harvesting activities. The state of Washington is more restrictive, requiring a rigorous regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed logging site.

    Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.

Air Quality

    Crown Pacific's manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act and comparable state statutes. Three of the Partnership's manufacturing facilities (Gilchrist, Coeur d'Alene and Bonners Ferry) are required to obtain federal operating permits under Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits, which contain the applicable air quality restrictions for the facility. All of the required applications for Title V permits have been filed in a timely manner; one permit has been issued and two are currently being processed by the regulatory authorities. The other three currently operating Partnership facilities (Prineville, Marysville and Port Angeles) have been determined to not require Title V permitting due to their volume of emissions. They operate under state enforceable air operating permits. When constructing a new facility, the cost of permitting is included in the capitalized construction costs. The Managing General Partner believes that additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

Water Quality and Wastewater

    The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System ("NPDES") permits for discharge of industrial wastewater and stormwater into regulated public waters. All of the Partnership's lumber manufacturing facilities have secured the necessary permits and are operating in material compliance with NPDES wastewater and stormwater requirements. Due to a neighbor complaint regarding discolored discharge, the Partnership received a letter from the State of Washington Department of Ecology (WDOE) requiring corrective action. The anticipated cost of engineering and constructing the solution, which is required to be completed prior to October 2001, is not expected to exceed $200,000.

Solid and Hazardous Waste Disposal

    Crown Pacific's manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. Crown Pacific periodically reviews its waste disposal practices to ensure compliance with applicable laws. The Partnership's manufacturing facilities have, in the past, utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing General Partner does not believe that the results of any regulatory involvement at any such disposal site will have a material adverse effect on the Partnership's operations or financial position; however, there can be no assurance that Crown Pacific will not incur future environmental expenditures for remedial activities associated with any of these sites.

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

    In connection with the acquisition of the studmill in Marysville, Washington in 1996, the Partnership completed soil remediation efforts and continues monitoring the groundwater. Based on the results of these actions, the Managing General Partner estimates that future remediation costs will not exceed $30,000.

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

    During 1995, Crown Pacific began developing a Habitat Conservation Plan (the "HCP") for the Hamilton timberlands in conjunction with the United States Fish and Wildlife Service (the "USFWS"). This plan was initiated by Crown Pacific in order to allow for more predictable harvests in the area. After the HCP is completed and accepted by the USFWS, it will serve as the basis for regulating the Partnership's harvesting activities in that region. Crown Pacific has spent approximately $1.1 million developing the HCP, and anticipates receiving the final permit during 2001. The Partnership is participating in a statewide effort by the forest industry in Northern Idaho to operate a voluntary HCP program concerning its Inland Tree Farm.

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

Log Exports

    Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a "sourcing area," within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area. A sourcing area for timber processing facilities in states other than the state of Washington must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export. Crown Pacific has been granted sourcing areas which allow it to purchase available federal timber to supply its manufacturing facilities located in Oregon and Idaho, while selling logs for export from its Washington timberlands. These sourcing areas will be reviewed by the federal government if and when a change or new policy is implemented.

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

State Tax Information

    The Partnership conducts operations in ten states, eight of which (Arizona, California, Idaho, Oregon, Minnesota, Utah, New Mexico and Montana) have a state income tax. The Partnership also has a minor amount of income allocable to the state of New York. A unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, Minnesota, Montana, New Mexico,

New York and Utah if their share of the Partnership's income attributable to those states exceeds de minimis filing exceptions.

Section 754 Election

    The Partnership has made an election under Section 754 of the Internal Revenue Code (the "Code"), which generally permits a unitholder to adjust his or her share of the basis in the Partnership's properties ("Inside Basis") pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her unit price), as if he or she had acquired a direct interest in the Partnership's assets. A unitholder's allocable share of Partnership income, gains, losses and deductions is determined in accordance with the unitholder's unique basis under this election. In the case of the Partnership units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis. Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service ("IRS"). The Section 743(b) adjustment is attributed solely to a purchaser of units and is not added to the basis of the Partnership's assets associated with all of the unitholders. The result of this election is an increased depletion deduction for public purchasers. Unitholders that purchased units in public markets since December 1994 were allocated less than $0.05 per unit in taxable gain for 2000.

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

Timber Income—Capital Gain Benefit

    Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business. Effective May 6, 1997, the maximum capital gain rate for individuals was lowered to 20% from 28% for most assets. It is estimated that substantially all of the Partnership's income will qualify for Section 631, the effect of which characterizes the income generated from the Partnership as capital gain to the unitholder.

Employees

    At December 31, 2000, the Partnership had 295 salaried and 776 hourly employees. The employees at the Partnership's Coeur d'Alene sawmill are covered by a collective bargaining agreement, which terminates in January 2002. The Managing General Partner believes that the Partnership's employee relations are good.

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

There Are Many Limitations On Our Ability to Harvest Timber

    Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from our approximately 804,000 acres of timberlands. If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected. There are many factors that could restrict our ability to harvest the timberlands, including:

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

We May Not Be Able to Make Future Cash Distributions At Previous Levels

    The Partnership omitted the distribution for the fourth quarter of 2000 and suspended future distributions. Our ability to resume cash distributions is based on various assumptions about our future operating conditions. If any of these assumptions turns out to be incorrect, we may not be able to distribute cash to you as we did previously, or make distributions at all. Our ability to make regular quarterly cash distributions will depend on many factors, including:

  •
  the volatility of timber and lumber prices;

  •
  the effect of acquisitions;

  •
  fluctuations in working capital;

  •
  timing and amounts of capital expenditures;

  •
  prevailing economic conditions; and

  •
  other factors, some of which are beyond our control.

    In addition, as of December 31, 2000, we had approximately $689.0 million of long-term debt, and the amount of this debt as a percentage of our total capitalization was 82%. As a result, we have incurred long-term debt that is substantial in relation to partners' equity. Also, the agreements governing our indebtedness contain restrictive covenants that limit our ability to incur additional debt, as well as to make future cash distributions. Payment of principal and interest on our long-term debt and/or the existence of any events of default under our debt agreements, as well as compliance with the requirements and covenants of our debt agreements, may prevent us from making future cash distributions at current levels or at all.

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

The Managing General Partner Has the Right to Purchase Your Common Units In Some Circumstances

    If, at any time, less than 10% of the then issued and outstanding common units are held by persons other than the General Partners and their affiliates, the Managing General Partner will have the right, which it may assign to any of its affiliates or the Partnership, to purchase all of the remaining common units held by unaffiliated persons at specified prices. As a result, you may have your common units purchased even though you may not desire to sell them, or the price paid may be less than the amount you would desire to receive for your common units, or both.

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

Partnership Status Affects Income Tax Benefits to Unitholders and Partnership Cash Available for Distributions

    Beneficial owners of units of the Partnership are considered partners for federal income tax purposes, so long as the Partnership is classified as a partnership for federal income tax purposes. Based on representations previously made by the General Partners, the Partnership previously received a legal opinion that, under then current law, the Partnership was classified as a partnership for federal income tax purposes. However, we have not requested that such opinion be updated and we have not received, nor will we request, a ruling from the IRS as to partnership status, and no opinion of counsel is binding on the IRS. Accordingly, the IRS may adopt positions that differ from our counsel's conclusion regarding partnership status. If that were to happen, we would likely have to resort to administrative or judicial proceedings in an effort to sustain our counsel's conclusions, and some or all of their conclusions ultimately may not be upheld. The General Partners and the holders of common units would directly or indirectly pay the costs of proceedings initiated to sustain the position that the Partnership is a partnership for federal income tax purposes.

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

    The following table summarizes the annual production and capacity of the Partnership's lumber and remanufacturing facilities (amounts in MMBF):

Description of Facility	2001 Production Capacity	2000 Production	1999 Production	1998 Production
Oregon lumber mills	210	136	194	178
Inland lumber mills	275	217	256	191
Washington lumber mills	150	142	139	41

Total	635	495	589	410

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

Item 3. Legal Proceedings

    As of the date of filing of this Form 10-K, there is no pending litigation involving the Partnership, and, to the knowledge of the Managing General Partner, there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position or results of operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to the vote of the limited partners in the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Unitholder Matters

    The Partnership's common units are traded principally on the New York Stock Exchange. As of December 31, 2000, there were approximately 29,000 beneficial owners of 30,410,906 outstanding common units. All of the Partnership's subordinated units were converted to common units on February 14, 2000.

    Trading price data for the common units, as reported by the New York Stock Exchange, and declared distribution information for 2000 and 1999 was as follows:

2000 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.94	$23.13	$21.94	$18.63
Low	$17.38	$18.75	$17.19	$6.63
Cash Distribution	$0.564	$0.564	$0.564	$0.00
1999 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$22.44	$22.56	$24.38	$22.50
Low	$20.25	$20.63	$20.44	$17.25
Cash Distribution	$0.564	$0.564	$0.564	$0.564

    Cash distributions, if any, are expected to be paid quarterly from "Available Cash" as defined in the Partnership Agreement. The Board of Control, in January 2001, omitted the fourth quarter 2000 distribution, as reflected in the above table. Additionally, the Partnership suspended future distributions until the Board of Control determines that improved market conditions will support a sustained quarterly distribution. The Partnership's debt agreements have certain restrictive covenants limiting cash distribution amounts.

Item 6. Selected Financial Data

	Year Ended December 31,
In millions, except per unit amounts	2000	1999	1998	1997	1996
Income Statement Data
Revenues(1)	$787.3	$782.6	$667.0	$505.6	$401.6
Depreciation, depletion and amortization(2)	55.9	56.8	74.5	47.6	39.8
Operating income(2 and 3)	68.6	84.2	79.4	68.4	61.0
Net income(2 and 3)	13.3	34.4	28.2	27.7	20.5
Net income per unit(2 and 3)	$0.43	$1.13	$1.02	$1.01	$0.94
Cash distribution per unit	$1.692	$2.256	$2.204	$2.152	$2.096
Cash Flow and Other Data
EBITDDA(4)	$128.9	$140.6	$154.2	$114.4	$99.2
Additions to timber and timberlands(5)	117.6	27.4	26.0	189.0	227.6
Additions to equipment	39.4	14.4	7.6	11.6	14.7
Cash flow from operating activities	40.1	81.8	67.8	64.7	65.1
Balance Sheet Data
Working capital	$81.6	$111.3	$97.7	$75.2	$65.2
Total assets	955.2	848.8	842.4	839.1	675.8
Long-term debt	689.0	571.8	538.5	574.5	392.0
Partners' Capital	151.6	206.2	231.8	208.2	240.0
Operating Data (unaudited)
Fee timber harvest (MMBF)	432	334	413	332	297
External log sourcing (MMBF)	180	219	185	210	191
Lumber production (MMBF)	500	589	410	385	333
Plywood production (MMSF 3/8" basis)	N/A	N/A	N/A	N/A	76

(1)
Included in 2000 revenues are $29.8 million of sales generated by Cheshire Sales Company Inc., which was acquired in January 2000. Included in 1999 revenues are $68.6 million of sales generated by Desert Lumber, which was acquired in March 1999. Included in 1998 revenues are $114 million of sales generated by Alliance Lumber, which was acquired in January 1998. Also included are revenues from closed or sold operations of $13.9 million in 1997 and $68.7 million in 1996.

(2)
For a discussion of the effect of the update of the timber inventory system, see Note 6 of Notes to Consolidated Financial Statements.

(3)
Included in 2000 net income are the following items: gain from the sale of Yellowstone Trucking, $1.2 million; gain from the sale of aircraft, $3.5 million; settlement of litigation, $1.4 million expense; and writedown of inventory to market, $3.7 million. In 1996, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased net income by $1.0 million.

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

(5)
In 2000, the Partnership acquired 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million. In 1997, the Partnership purchased 65,000 acres of timber from

  Trillium Corporation for $152.5 million. In 1996, the Partnership purchased 207,000 acres of timberland from Cavenham Forest Industries for $205 million.

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

    Historically, Canada has been a significant source of lumber for the U.S. market. In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expires on March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of 14,700 MMBF from the four major producing provinces. The Partnership believes that the agreement has generally benefited the Partnership, however the extent of the benefit is not determinable. The Partnership anticipates that a coalition of U.S. lumber producers will file a countervailing duty petition and anti-dumping charges against Canadian lumber producers in April 2001. The Partnership cannot determine the outcome of these petitions and their impact on lumber prices at this time.

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

Revenues	2000	1999	1998
Timberlands:
Trade	$157	$102	$189
Intersegment	149	178	148

	306	280	337
Manufacturing:
Trade	185	271	198
Intersegment	12	14	4

	197	285	202
Wholesale Marketing:
Trade	434	395	264
Intersegment	40	41	23

	474	436	287
Corporate and Other:
Trade	11	14	16
Intersegment	2	4	9

	13	18	25
Total:
Total Revenue	990	1,019	851
Less Intersegment	(203)	(236)	(184)

Net Revenue	$787	$783	$667

Operating Income (Loss)
Timberlands	$72	$57	$81
Manufacturing	(4)	28	2
Wholesale	15	12	9
Corporate and Other	(14)	(13)	(13)

Operating Income	69	84	79
Interest Expense	(60)	(49)	(51)
Other	4	(1)	—

Net Income	$13	$34	$28

Results of Operations (2000 compared to 1999)

General

    Net sales increased $4.7 million, or 0.6%, to $787.3 million in 2000 from $782.6 million in 1999. The increase reflects higher sales from the Partnership's timberland and wholesale marketing operations. The increase in timberland sales is primarily the result of more property and stumpage sales during 2000 compared to 1999, while the higher wholesale revenues reflect market share growth and the addition of Cheshire Lumber to the segment. The Partnership increased property and stumpage sales in response to poor lumber markets. These higher revenues were partially offset by lower manufacturing sales.

    Cost of sales as a percentage of sales increased to 86.3% in 2000, compared to 84.3% in 1999. The increase primarily reflects the impact of a larger portion of the Partnership's revenue being derived from its wholesale operations, which operate at a lower profit margin, and significantly lower lumber sales prices. In addition, in the fourth quarter of 2000, the Partnership recorded a $3.7 million charge to reflect the decreased market value for existing log and lumber inventories. These factors were only partially offset by lower log and lumber purchase prices, increased stumpage sale activity and lower overall per unit manufacturing costs.

    Selling, general and administrative expenses increased $0.6 million to $39.5 million (5.0% of revenues) in 2000, from $38.9 million (5.0% of revenues) in 1999. The increase reflects growth in the wholesale segment and costs incurred in relation to the Partnership's strategic initiative process.

    Interest expense increased $10.2 million to $59.6 million in 2000, from $49.4 million in 1999. The increase is a result of higher debt balances in 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using the Partnership's acquisition line of credit, and the installation of a new small log line at the Partnership's Gilchrist mill during 2000 for approximately $23.6 million, which was funded with bank financing.

    Amortization of debt issuance costs increased to $0.9 million in 2000 from $0.7 million in 1999 due to a full year of amortization in 2000 compared to only a partial year in 1999.

    Other income, net was $5.3 million in 2000 compared to $0.3 million in 1999. The 2000 amount includes a gain of $1.2 million related to the sale of the Partnership's subsidiary Yellowstone Trucking in the third quarter of 2000 and a gain of $3.5 million related to the sale of two aircraft in the fourth quarter of 2000, partially offset by a $1.4 million loss related to an unfavorable ruling involving the settlement of a prior bad debt. The $1.4 million was paid in the first quarter of 2001. The 1999 amount includes a $1.4 million charge related to the closing and auctioning off of the Partnership's Colburn mill during the second quarter of 1999.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, increased $55.0 million, or 53.8%, to $157.3 million, or 20.0% of revenue in 2000, compared to $102.3 million, or 13.1% of revenue in 1999. The higher revenues reflect increased property and stumpage sales activity. Internal sales of logs to manufacturing decreased 16.2% to $148.8 million in 2000 from $177.6 million in 1999 primarily as a result of significantly lower lumber prices, which resulted in reduced production volumes from the Partnership's mills.

    Overall operating income from timberlands, including property sales, increased 26.6% to $71.9 million in 2000 from $56.8 million in 1999. The increase in operating income was primarily a result of increased property and stumpage sales activity and lower overhead expenses in 2000 compared to 1999, offset in part by a 11.0% decrease in the average domestic external log sales realization during 2000 compared to 1999.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

Tree Farm	2000	1999	% Change
Oregon	$479/MBF	$407/MBF	17.7%
Inland	$265/MBF	$390/MBF	(32.1)%
Hamilton	$468/MBF	$359/MBF	30.4%
Olympic	$447/MBF	$386/MBF	15.8%
Weighted average	$339/MBF	$381/MBF	(11.0)%

    Increases at the Oregon, Hamilton and Olympic tree farms are primarily a result of higher market prices for delivered logs earlier in 2000.

    The decrease at the Inland tree farm, which represented 62.4% of the total external domestic log volume sold in 2000, is a result of increased stumpage sales (which typically have lower realizations but higher margins), which were partially offset by higher market prices for delivered logs.

    Domestic external log sales volumes increased 62.3% to 327.1 MMBF, compared to 201.6 MMBF in 1999, primarily as a result of increased stumpage sales at the Inland and Oregon tree farms.

    The domestic external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

Tree Farm	2000	1999	% Change
Oregon	23,731	12,140	95.5%
Inland	203,975	88,152	131.4%
Hamilton	55,534	57,227	(3.0)%
Olympic	43,892	44,071	(0.4)%

Total	327,132	201,590	62.3%

Export Log Sales

    Sales of logs to customers involved in exporting activities were $7.0 million, or 0.9% of total revenues in 2000, compared to $5.1 million, or 0.6% of revenues in 1999. Prices received for export logs increased 1.9% to $632/MBF while sales volumes increased 34.1% to 11.0 MMBF in 2000 compared to 8.2 MMBF in 1999. The increase in volume is primarily a result of a lower supply of logs on the market.

Property Sales

    Revenue and operating income from property sales in 2000 were $25.7 million and $14.7 million, respectively, compared to $7.6 million and $4.1 million, respectively in 1999. Property and stumpage sales comprised a significant portion of the Partnership's operating income during 2000, given the low level of lumber prices.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, decreased $86.1 million, or 31.7%, to $185.3 million, or 23.5% of revenue in 2000, compared to $271.4 million, or 34.7% of revenue in 1999. The decreased revenue reflects lower shipments, sales realizations and wood chip by-product revenues, partially offset by a decline in unit manufacturing costs, which is attributable to both lower log and lower overhead costs. In addition, due to market conditions, the Partnership closed its Prineville and Coeur d'Alene sawmills in May and August of 2000, respectively. The Prineville sawmill was reopened in late September 2000 in response to improvement in both demand and prices for pine lumber and operated on a one-shift basis during the remainder of 2000 and into the first quarter of 2001. The Coeur d'Alene sawmill remained closed during the fourth quarter of 2000, but was reopened on a one-shift basis during January 2001. The Bonners Ferry sawmill also reduced production to a one-shift basis of operation in January 2001.

    Operating loss from manufacturing was $3.8 million in 2000 compared to operating income of $28.5 million in 1999, primarily as a result of an 18.0% decrease in external lumber sales volume, a 17.5% decrease in overall sales realization and a $3.7 million charge during the fourth quarter of 2000 to reflect decreased market values for existing log and lumber inventories, offset in part by lower unit manufacturing costs.

    Average prices received for all lumber, excluding sales to the wholesale division and freight, in the various regions were as follows:

Region	2000	1999	% Change
Oregon	$528/MBF	$642/MBF	(17.8)%
Inland	$335/MBF	$386/MBF	(13.2)%
Washington	$286/MBF	$316/MBF	(9.5)%
Weighted average	$377/MBF	$457/MBF	(17.5)%

    The decreases in average realizations are due to weak overall lumber market pricing and product mix changes, especially in the Oregon region as a result of the new log line at the Gilchrist sawmill, which produces more dimension lumber compared to higher priced shop lumber that was produced previously.

    Total external lumber sales volumes decreased 18.0% in 2000 to 455.9 MMBF compared to 556.1 MMBF in 1999. Sales volumes from the various regions were as follows (in MBF):

Region	2000	1999	% Change
Oregon	131,794	190,584	(30.8)%
Inland	193,452	232,303	(16.7)%
Washington	130,639	133,245	(2.0)%

Total	455,885	556,132	(18.0)%

    The decrease in lumber sales volume is a result of lower production due to the shut-down or curtailment of production at several of the Partnership's mills, as discussed above, in response to weak lumber pricing.

    By-product revenues accounted for 2.1% of revenue in 2000, compared to 2.4% of revenue in 1999. Residual wood chip prices increased to $70 per bone dry unit (BDU) in 2000 compared to $69/BDU in 1999. The slightly higher average realization reflects market reaction to lumber production curtailments industry wide that negatively impacted the available supply of residual wood chips, especially in the third and fourth quarters of 2000. Woodchip volume decreased to 199,159 BDUs in 2000 compared to 216,142 BDUs in 1999. The lower volume reflects decreased chip production primarily in the Oregon and Inland regions as a result of the shutdown of the Prineville and Coeur d'Alene sawmills for significant portions of 2000 as discussed above.

Wholesale Marketing

    The Partnership's wholesale operations involve sales of lumber and other wood products, most of which were not manufactured by the Partnership. Sales from the wholesale operations increased $39.3 million, or 10.0%, to $434.1 million, or 55.1% of revenue in 2000, compared to $394.8 million, or 50.4% of revenue in 1999. Operating income from wholesale operations increased 22.1% to $14.9 million in 2000 compared to $12.2 million in 1999. The increases in revenue and operating income are a result of market share growth and improved margins from existing operations as well as the acquisition of Cheshire Sales Company, Inc. in January 2000. The increase in revenue was partially offset by lower building material prices during 2000 compared to 1999. Overall profit margins increased to 3.1% in 2000 compared to 2.8% in 1999 as a result of favorable purchase opportunities of raw materials utilized to supply fixed price sales contracts.

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

    Operating income from manufacturing increased to $28.5 million in 1999 compared to $1.5 million in 1998. The increase is primarily a result of efficiencies, cost reductions realized at existing mills, production increases, increases in average sales prices and exceeding production goals at the new Bonners Ferry and Port Angeles mills.

    Average prices received for all lumber, excluding sales to the wholesale division and freight, in the various regions were as follows:

Region	1999	1998	% Change
Oregon	$642/MBF	$596/MBF	7.7%
Inland	$386/MBF	$390/MBF	(1.0)%
Washington	$316/MBF	$305/MBF	3.6%
Weighted average	$457/MBF	$473/MBF	(3.4)%

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

    Total lumber sales volumes increased 39.2% in 1999 to 556.1 MMBF compared to 399.4 MMBF in 1998. Sales volumes from the various regions were as follows (in MBF):

Region	1999	1998	% Change
Oregon	190,584	176,056	8.3%
Inland	232,303	187,668	23.8%
Washington	133,245	35,725	273.0%

Total	556,132	399,449	39.2%

    The increases in the Inland and Washington regions are primarily as a result of rpoduction from the newly constructed Bonners Ferry and Port Angeles sawmills that came on line during the fourth quarter of 1998.

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

    Cash provided by operating activities was $40.1 million in 2000 and resulted primarily from net income of $13.3 million, the add back of net non-cash expenses of $36.4 million and an increase in accounts payable and accrued expenses of $10.5 million, offset by an increase in accounts and notes receivable of $20.1 million. Working capital decreased to $81.6 million at December 31, 2000 compared to $111.3 million at December 31, 1999.

    Net cash used in investing activities of $126.9 million resulted primarily from the acquisition of 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million, the acquisition of Cheshire Sales Company, Inc. for $3.5 million and the construction of a new small log line at the Gilchrist saw mill and other additions to timberlands, equipment and timber cutting rights of $85.1 million. These expenditures were offset in part by proceeds from the sale of property and other assets of $35.1 million.

    Net cash provided by financing activities of $79.8 million resulted primarily from a $32.0 million net increase in short-term borrowings and a $116.6 million net increase in long-term debt, offset by distributions to partners of $70.1 million.

    Cash necessary to enable the Partnership to pay quarterly cash distributions, if any, (in accordance with the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant. Additions to plant and equipment totaled $39.4 million in 2000 and are expected to total less than $5.0 million during 2001. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $117.6 million in 2000. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership does not expect to make cash distributions from its current funds or from cash generated by operating activities until improved market conditions will support a sustained quarterly distribution.

    The Partnership spent approximately $23.6 million (included in the $39.4 million total above) in 2000 on a new small log line at its Gilchrist mill, which was funded with bank financing. Approximately $2.0 million remains to be spent on this project during 2001. In addition, the Partnership closed its acquisition of approximately 91,000 acres of northern Idaho timberlands in January 2000 for $73.4 million (included in the $117.6 million total above), which was funded with bank borrowings under the Partnership's acquisition facility.

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The revolving credit facility was increased by $2.0 million in January 2000 due to an additional bank joining the credit group. The credit facility bears a floating rate of interest and is unsecured. At December 31, 2000, the Partnership had $31 million outstanding under this facility, with a weighted average interest rate of 9.73%.

    The Partnership has a $232 million, three-year, revolving line of credit with a group of banks to provide for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition line was increased by $8.0 million in January 2000 due to an additional bank joining the credit group. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 2000, the Partnership had $199.3 million outstanding under this facility, with a weighted average interest rate of 8.78%.

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

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 2000.

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

    On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price and reasonable assurance of collection. As amended on June 26, 2000, SAB 101 is effective beginning the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999. The adoption of SAB 101 in the fourth quarter of 2000 did not have a significant impact on the Partnership's financial position or results of operations.

    In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies and modifies APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 was effective for the Partnership in the fourth quarter of fiscal 2000. The implementation of FIN 44 did not have a material impact on the Partnership's financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At December 31, 2000, the Partnership had $230.3 million outstanding under its lines of credit with a weighted average interest rate of 8.93%. A hypothetical 10 percent increase in interest rates to 9.82% would not have a material impact on the Partnership's cash flows.

Item 8. Financial Statements and Supplementary Data.

    The financial statements and footnotes filed as part of this report follow the signature page of this report and begin on page F-1. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000 is as follows:

In thousands, except per unit data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
Revenue	$172,276	$199,070	$219,087	$192,117
Operating income	20,127	22,640	20,889	20,583
Net income	7,695	9,901	8,597	8,210
Net income per unit	0.25	0.32	0.28	0.27
2000
Revenue	$231,723	$214,265	$190,279	$151,044
Operating income	22,207	21,531	20,403	4,419
Net income (loss)	8,263	6,985	6,635	(8,551)
Net income (loss) per unit	0.27	0.23	0.22	(0.28)

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

Directors

    Robert Jaunich II, 61, Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners' Executive Committee. Since 1991, he has been Managing Director of Fremont Group and a member of its Board of Directors and Executive Committee. From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world's top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of CNF Transportation, Inc. (NYSE) and on the boards of various other private companies.

    Peter W. Stott, 56, Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a trucking and logistics transportation service company, which employs over 500 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Directors for Liberty Northwest Insurance Company and several non-profit boards.

    James A. Bondoux, 61, Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner's Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux has been a Managing Principal of Fremont Group since December 1984, concentrating on private ventures and special situation equity investments.

    Charles E. Carlbom, 66, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee. Mr. Carlbom is the retired President and Chief Executive Officer of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation. Mr. Carlbom is a director of Bishop Street Funds, Inc. and of Oregon Transfer Company.

    John W. Larson, 63, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993. Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

    Christopher G. Mumford, 55, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was formerly a General Partner of Scarff, Sears & Associates in San Francisco and a Managing Director of Questor Partners Fund, L.P. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994. Mr. Mumford is on the board of Impco Technologies, Inc., a public company, and has also served as a director of several privately owned companies.

    William L. Smith, 59, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 30 years of experience managing and developing large ranch, timberland, recreational and small community properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

Executive Officers

    For a description of Peter W. Stott's background, the President and Chief Executive Officer of the Managing General Partner, see "Directors" above.

    Steven E. Dietrich, 46, joined Crown Pacific in December 1999 as Vice President of Finance. He has over 23 years of experience in the forest products and investment industries. Before joining the Partnership, Mr. Dietrich was Director of Investments for UBS Brinson Timber Group, a global timber investment advisor, since 1998. From 1991 to 1998, Mr. Dietrich was Vice President, Senior Research

Analyst for D.A. Davidson & Co. Prior to 1991, Mr. Dietrich served in senior staff positions at Bohemia and WTD Industries, and as a service forester for the NJ Bureau of Forest Management.

    Roger L. Krage, 53, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998. From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership's predecessors from 1988 to 1994. Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 22 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

    Richard D. Snyder, 53, Senior Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President. Mr. Snyder has over 30 years experience in the accounting and finance profession focusing extensively on the forest products industry. From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products. Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

    W. R. ("Ray") Jones, 48, Executive Vice President of Resources of the Managing General Partner. Mr. Jones joined Crown Pacific in 1992 as Procurement and Acquisition Forester and as Divisional Land and Timber Manager in Central Oregon. Mr. Jones has over 25 years of experience in timberland management, procurement and acquisitions. From 1985 through 1992 Mr. Jones was Timber Manager for Triangle Veneer, Inc., and was a log buyer and woodlands forester for Pope and Talbot from 1979 through 1984. Prior to 1979, he was a service forester and Forest Practices officer for the Oregon Department of Forestry. Mr. Jones resigned his position with the Partnership effective mid April 2001 to accept employment with Roseburg Forest Products.

    Sandy M. Fulton, 57, joined Crown Pacific in 1998 as Executive Vice President of Operations. He has over 35 years of forest product industry experience. Before joining the Partnership, Mr. Fulton was President and Chief Executive Officer of Pacific Forest Products Limited, a Canadian wood products company since 1993.

    L. James Weeks, 59, Vice President of Wholesale Operations of the Managing General Partner. Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership. Mr. Weeks has over 30 years experience in the forest products industry, primarily in sales and marketing related functions. Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities. Crown Pacific acquired Maywood-Anderson in September 1996. Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978. Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

    P.A. ("Tony") Leineweber, 56, Vice President of Administration of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 25 years experience in managing these corporate functions.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Exchange Act requires the Managing General Partner's directors and executive officers, and persons who own more than ten percent of the Partnership's common units, to file reports of ownership and changes in ownership with the Commission and the NYSE. Based on the Partnership's review of the copies of such reports received by the Partnership and on written representations received by the Partnership, the Partnership believes that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 2000.

Item 11. Executive Compensation

Summary Compensation Table

    The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer and the four other most highly compensated executive officers during the last fiscal year (together, the "named executive officers") for services rendered to the Partnership in all capacities during each of the last three fiscal years. The table also indicates the capacity in which each named executive served at the end of 2000.

Long-Term Compensation
Awards
Payouts
		Annual Compensation		Securities Underlying Options (#)
LTIP Payouts ($)(A)
Name and Principal Position	Year	Salary ($)	Bonus ($)
Peter W. Stott President and Chief Executive Officer	2000 1999 1998	$750,000 715,000 645,000	$536,250 472,500 450,000	55,000 55,000 53,000	$217,080 73,790 12,255
Roger L. Krage Senior Vice President, Secretary and General Counsel	2000 1999 1998	350,000 325,000 295,000	243,750 210,000 187,500	40,000 40,000 37,000	152,279 51,740 8,600
Sandy M. Fulton(B) Executive Vice President Manufacturing	2000 1999 1998	275,000 249,996 121,874	187,500 178,125 —	25,000 — —	— — —
Richard D. Snyder Senior Vice President and Chief Financial Officer	2000 1999 1998	300,000 265,000 254,422	100,000 30,000 25,000	25,000 25,000 23,000	95,035 32,310 5,375
W. Ray Jones(C) Executive Vice President, Resources	2000 1999 1998	275,000 250,000 187,700	100,000 30,000 30,000	25,000 25,000 23,000	95,035 32,310 5,375

(A)
Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan.

(B)
1998 salary represents amounts earned by Mr. Fulton from the time he joined the Partnership in July 1998 through December 31, 1998.

(C)
Mr. Jones resigned from his position with the Partnership effective mid April 2001 to accept employment with Roseburg Forest Products.

Unit Option Grants

    The following table sets forth the number of unit options granted at fair market value under the Partnership's 2000 Unit Option Plan to the named executive officers in 2000.

Option Grants in Last Fiscal Year

	Individual Grants(A)
		% of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value At Assumed Annual Rates of Unit Price Appreciation for Option Term(B)
	Number of Securities Underlying Options Granted
			Exercise Price ($/Unit)	Expiration Date
Name					5% ($)	10% ($)
Peter W. Stott	55,000	18.3%	$17.88	01/01/10	$618,455	$1,567,286
Roger L. Krage	40,000	13.3	$17.88	01/01/10	449,785	1,139,845
Sandy M. Fulton	25,000	8.3	$17.88	01/01/10	281,116	712,403
Richard D. Snyder	25,000	8.3	$17.88	01/01/10	281,116	712,403
W. Ray Jones	25,000	8.3	$17.88	01/01/10	281,116	712,403

(A)
Options granted in 2000 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

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

Option Exercises and Holdings

    The following table provides information concerning the exercise of options during 2000 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options At FY-End ($) (A) Exercisable/ Unexercisable
Peter W. Stott	—	—	255,135 / 164,400	— / —
Roger L. Krage	—	—	230,935 / 117,900	— / —
Sandy M. Fulton	—	—	— / 25,000	— / —
Richard D. Snyder	—	—	38,100 / 73,600	— / —
W. Ray Jones	—	—	38,100 / 73,600	— / —

(A)
None of the named executive officers had options that were in-the-money at December 31, 2000. The market value of the Partnership's common units at December 31, 2000 was $8.93.

Long-Term Incentive Plan Awards

    The following table provides information concerning the grant of distribution equivalent rights ("DERs") pursuant to the Partnership's 1997 Distribution Equivalent Rights Plan during 2000 with respect to the named executive officers.

Name	Number of DERs (#)(A)	Period Until Maturation(B)	Expiration Date	Estimated Future Payout ($)(C)
Peter W. Stott	27,500	1 year	02/15/06	$—
Roger L. Krage	20,000	1 year	02/15/06	—
Sandy M. Fulton	12,500	1 year	02/15/06	—
Richard D. Snyder	12,500	1 year	02/15/06	—
W. Ray Jones	12,500	1 year	02/15/06	—

(A)
Under the terms of the 1997 DER Plan, participants in the Partnership's option plans may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant's account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent that the option related to the DER is vested under the option plans, the DER amount corresponding to the vested portion of such option will be paid to the participant.

(B)
DERs granted in 2000 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

(C)
The DERs pay out only if distributions are paid to holders of our common units. In 2000, unitholders did not receive a fourth quarter distribution, and no amounts were accrued for prior issuances of DERs. It is not possible to predict when distributions will resume to common unitholders, and therefore, no value has been assigned to the DERs granted in 2000. No DERs were granted in the first quarter of 2001.

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

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

    The Managing General Partner entered into annual employment agreements with each officer in 1999. The agreements have a term of one year, however, the term automatically extends for an additional calendar year, unless either party gives written notice to the contrary to the other party at least 90 days prior to the date the agreement would otherwise be so extended. The agreements include confidentiality provisions and an involuntary termination provision pursuant to which the officer would receive severance pay equal to up to twelve months base salary. In the event of a change-in-control and loss of employment, each officer's unit option and distribution equivalent rights vest and the officer can receive up to three years' severance pay.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of February 28, 2001, certain information furnished to the Partnership with respect to ownership of the Partnership's common units of (i) each Director, (ii) the named executive officers, (iii) all persons known by the Partnership to be beneficial owners of more than 5 percent of its common units, and (iv) all executive officers and Directors as a group:

	Common Units
Shareholder	Number Of Units	Percent of Units Outstanding
Fremont Investors, Inc.(1)(2)	3,859,269	12.7%
Crown Pacific Administrative L.P.(3)	2,711,320	8.9%
Robert Jaunich II(4)	5,353,427	17.6%
Peter W. Stott(5)	4,243,285	13.8%
James A. Bondoux(6)	2,712,320	8.9%
Roger L. Krage(7)	529,613	1.7%
Christopher G. Mumford	68,976	*
W. Ray Jones(8)	64,697	*
Richard D. Snyder(8)	63,997	*
John W. Larson	26,485	*
Sandy M. Fulton	3,500	*
William Smith	2,400	*
Charles E. Carlbom	2,350	*
All executive officers and directors as a group (14 persons) (9)	7,568,417	24.2%

*
Less than 1% of the class.

(1)
Current address is 199 Fremont Street, Suite 2300, San Francisco, California 94105. Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont. As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont. Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. ("Sequoia"). Accordingly, Mr. Bechtel may be deemed to control Sequoia. Fremont also controls Crown Pacific Administrative L.P.

(2)
Common units beneficially owned include (i) 2,711,320 common units owned by Crown Pacific Administrative L.P.; (ii) 851,506 common units owned by Fremont Sequoia Holdings, a subsidiary of Fremont Investors, Inc.; and (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc.

(3)
The current address for Crown Pacific Administrative, L.P. is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(4)
Includes (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., (ii) 296,443 common units owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director (iii) 851,506 common units owned by Fremont

  Sequoia Holdings, of which Mr. Jaunich serves as a director and (iv) 1,466,758 common units beneficially owned by Sequoia Ventures Holdings, L.P., of which Mr. Jaunich is a director. Mr. Jaunich disclaims beneficial ownership of all such units other than 27,400 common units owned directly by him. Current address is 199 Fremont Street, Suite 2300, San Francisco, California 94105.

(5)
Includes: (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units; (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott is a general partner and owns a 92% interest; (iii) 321,050 common units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's; and (iv) 310,335 common units subject to options exercisable within 60 days of February 28, 2001. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(6)
Includes 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Bondoux is a director. Mr. Bondoux disclaims beneficial ownership of such units. Current address is PMB #510, 930 Tahoe Blvd., Unit 802, Incline Village, Nevada 89451.

(7)
Includes 195,000 common units owned by SK Partners, of which Mr. Krage is a general partner and owns an 8% interest, and 270,035 common units subject to options exercisable within 60 days of February 28, 2001. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(8)
Includes 62,500 units subject to options exercisable within 60 days of February 28, 2001.

(9)
Includes: (i) 916,370 common units owned directly by the executive officers and directors as a group; (ii) 195,000 common units beneficially owned by SK Partners, of which Mr. Stott and Mr. Krage are general partners; (iii) 2,711,320 common units beneficially owned by Crown Pacific Administrative, of which Mr. Stott and Mr. Krage are directors and shareholders; (iv) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director; (v) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director; (vi) 1,466,758 common units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director; (vii) 321,050 common units owned by Columbia Investments II, LLC., a wholly owned company of Mr. Stott's and (viii) 808,470 common units subject to options exercisable within 60 days of February 28, 2001.

Item 13. Certain Relationships and Related Transactions

    As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These cost reimbursements totaled $5.9 million in 2000.

    During 2000, the Partnership paid $100,000 to Fremont Investors, Inc. for management services provided.

    During 2000, the Partnership completed a property sale with an unrelated party for total proceeds of $4.4 million. Bridge financing was provided to the buyer by Peter W. Stott, President and Chief Executive Officer and a member of the Board of Control of the Managing General Partner of the Partnership. The Partnership was not responsible or liable for any amount of the resulting note payable. The bridge financing provided by Mr. Stott has been repaid.

    All related party transactions were conducted at arm's length and were approved by disinterested members of the Board of Control of the Managing General Partner of the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

The following schedule and report thereon is filed herewith:

Page
Report of Independent Accountants on Financial Statement Schedule	F-18
Schedule II Valuation and Qualifying Accounts	F-19

Reports on Form 8-K

    The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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
3.5	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.5 to the Registrant's Form 10-K for the year ended December 31, 1999).

10.1	Note Purchase Agreement relating to 9.78% Senior Notes due 2009 (Filed as Exhibit 10.3 to Registrant's Report on Form 10-K for the year ended December 31, 1995).
10.2	Amendment No. 2 to $275,000,000, 9.78% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
10.3	Note Purchase Agreement relating to 9.60% Senior Notes due 2009 (Filed as Exhibit 10.2 to Registrant's Report on Form 10-K for the year ended December 31, 1995).
10.4	Amendment No. 2 to $25,000,000, 9.60% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
10.5	Note Purchase Agreement dated as of December 15, 1997—$95 million Senior Notes, Series A, B and C (Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1997)
10.6
Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended March 31, 1998)
10.7
Amended and Restated Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A. as agents for Union Bank of California, N.A. as Syndication Agent and Bank of Montreal and KeyBank National Association, as co-agents (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1999).
10.8
Amended and Restated Facility B Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A., as letter of credit issuing bank and as agent for Union Bank of California, N.A. as Syndication Agent, and Bank of Montreal and KeyBank National Association, as co-agents (filed as Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1999).
10.9	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. (filed as exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 31, 2000).
10.10	Amended and Restated Employment Agreement dated September 20, 1999 with Peter W. Stott (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.11	Amended and Restated Employment Agreement dated September 20, 1999 with Roger L. Krage (Filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.12	Amended and Restated Employment Agreement for Richard D. Snyder dated Sept. 20, 1999 (Filed as Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.13	Amended and Restated Employment Agreement for Sandy Fulton dated September 20, 1999 (Filed as Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)

10.14	Amended and Restated Employment Agreement for W. Ray Jones dated September 20, 1999 (Filed as Exhibit 10.5 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.15	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999 (Filed as Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.16	Amended and Restated Employment Agreement for L. James Weeks dated Sept. 20, 1999 (Filed as Exhibit 10.7 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.17	Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 No. 83-85066).
10.18	1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.10 to the Registrant's Form 10-K for the year ended December 31, 1997).
10.19	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1999)
10.20	Crown Pacific Management Limited Partnership 2000 Unit Option Plan (filed as Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1999).
21	List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 No. 33-85066).
23*	Consent of PricewaterhouseCoopers LLP.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CROWN PACIFIC PARTNERS, L.P.
(Registrant)
By:	Crown Pacific Management Limited Partnership, as Managing General Partner
By:	/s/ PETER W. STOTT Peter W. Stott President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on March 30, 2001, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant's Managing General Partner.

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

Report of Independent Accountants

To the Board of Control of
Crown Pacific Management
Limited Partnership and
the Partners of
Crown Pacific Partners, L.P.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon
January 24, 2001

Crown Pacific Partners, L.P.

Consolidated Statement of Income
(In thousands, except unit and per unit data)

	For the Year Ended December 31,
	2000	1999	1998
Revenues	$787,311	$782,550	$666,965
Operating costs:
Cost of products sold	679,210	659,429	556,030
Selling, general and administrative expenses	39,541	38,882	31,489

Operating income	68,560	84,239	79,446
Interest expense	59,579	49,394	51,489
Amortization of debt issuance costs	910	693	784
Other income, net	(5,261)	(251)	(1,060)

Net income	$13,332	$34,403	$28,233

Net income per unit	$0.43	$1.13	$1.02

Weighted average units outstanding	30,404,136	30,232,626	27,475,746

See accompanying Notes to Consolidated Financial Statements

Crown Pacific Partners, L.P

Consolidated Balance Sheet
(In thousands, except unit data)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$14,537	$21,616
Accounts receivable, net	113,560	95,416
Notes receivable	4,502	2,617
Inventories	58,560	55,774
Deposits on timber cutting contracts	2,811	2,280
Prepaid and other current assets	1,491	3,025

Total current assets	195,461	180,728
Property, plant and equipment, net	79,162	51,156
Timber, timberlands and roads, net	633,926	563,414
Intangible assets, net of accumulated amortization	34,182	30,452
Other assets	12,448	23,011

Total assets	$955,179	$848,761

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$32,000	$—
Accounts payable	50,683	36,858
Accrued expenses	20,315	23,123
Accrued interest	10,711	9,339
Current portion of long-term debt	166	64

Total current liabilities	113,875	69,384
Long-term debt	688,965	571,813
Other non-current liabilities	729	1,346

	803,569	642,543

Commitments and contingent liabilities
Partners' capital:
General partners	194	1,560
Limited partners (30,410,906 and 30,301,248 units outstanding at December 31, 2000 and 1999, respectively)	151,416	204,658

Total partners' capital	151,610	206,218

Total liabilities and partners' capital	$955,179	$848,761

See accompanying Notes to Consolidated Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$13,332	$34,403	$28,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	55,949	56,763	74,527
Gain on sale of property	(19,532)	(2,638)	(11,175)
Other	—	—	309
Net change in current assets and liabilities, net of the effects of business combinations:
Accounts and notes receivable	(20,079)	(13,628)	(33,618)
Inventories	(1,034)	(2,121)	1,173
Prepaid and other current assets	951	2,053	446
Accounts payable and accrued expenses	10,472	6,952	7,954

Net cash provided by operating activities	40,059	81,784	67,849

Cash flows from investing activities:
Additions to timberlands	(102,942)	(15,268)	(13,753)
Additions to timber cutting rights	(14,662)	(12,094)	(12,215)
Additions to property, plant and equipment	(39,412)	(14,394)	(7,616)
Proceeds from sales of property	32,774	6,355	19,879
Principal payments received on notes	2,253	12,823	16,251
Acquisition of businesses, net of cash received	(3,511)	(3,114)	(15,413)
Other investing activities	(1,427)	(816)	(82)

Net cash used in investing activities	(126,927)	(26,508)	(12,949)

Cash flows from financing activities:
Proceeds from sale of partnership interests	—	—	51,864
Net increase (decrease) in short-term borrowings	32,000	(10,000)	1,000
Proceeds from issuance of long-term debt	117,444	24,913	183,244
Repayments of long-term debt	(848)	(36)	(229,809)
Distributions to partners	(70,102)	(69,190)	(61,073)
Contributions of capital	980	184	1,124
Debt and equity issuance costs	—	(1,529)	(1,921)
Other financing activities	315	456	(171)

Net cash provided by (used in) financing activities	79,789	(55,202)	(55,742)

Net (decrease) increase in cash and cash equivalents	(7,079)	74	(842)
Cash and cash equivalents at beginning of period	21,616	21,542	22,384

Cash and cash equivalents at end of period	$14,537	$21,616	$21,542

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Changes in Partners' Capital
(In thousands)

	General Partnership Interest	Limited Partnership Interest
Balances, December 31, 1997	$2,093	$206,146
Equity issuance costs and other	—	(1,563)
Issuance of partnership units	—	56,873
Contribution of capital	1,124	—
Net income for the year	283	27,950
Distributions	(1,072)	(60,001)

Balances, December 31, 1998	2,428	229,405
Equity issuance costs and other	—	(12)
Issuance of partnership units	—	9,000
Contribution of capital	184	—
Net income for the year	344	34,059
Distributions	(1,396)	(67,794)

Balances, December 31, 1999	1,560	204,658
Equity issuance costs and other	—	(3)
Issuance of partnership units	—	2,145
Contribution of capital	20	—
Net income for the year	134	13,198
Distributions	(1,520)	(68,582)

Balances, December 31, 2000	$194	$151,416

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

    Crown Pacific Management Limited Partnership (the "Managing General Partner") manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and the remaining 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. ("CPL") through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., the Special General Partner of the Partnership, and the Managing General Partner comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and a 8.74% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

Principles of Consolidation

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

    The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from manufactured lumber and sales out of distribution inventories are recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectability of any outstanding receivable from the purchaser is assured. Receivables expected to be collected beyond one year are discounted using an appropriate interest rate. As of December 31, 2000 and 1999 discounts associated with receivables were $1.2 million and $0.51 million, respectively. The allowance for doubtful accounts was $1.55 million and $1.09 million at December 31, 2000 and 1999, respectively.

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

Property, Plant and Equipment

    Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, including capitalized interest during construction of $1.03 million, $0.52 million and $0.45 million for the years ended December 31, 2000, 1999, and 1998 respectively. Maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

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

Intangible Assets

    Intangible assets primarily represent goodwill resulting from the acquisition of businesses. The cost of goodwill is amortized over 40 years. Periodically, management reviews factors that may impact the recoverability of the goodwill. The factors considered include current operating results, trends, and prospects for the future including the effects of demand, competition and other economic events.

Debt Issuance Costs

    Debt issuance costs, including $1.5 million of costs in 1999 are a component of other assets and include all costs and fees incurred that are directly related to obtaining credit facilities. These costs are amortized over the term of the related credit agreement. Unamortized debt issuance costs were $7.2 million and $8.1 million at December 31, 2000 and 1999, respectively.

Income Taxes

    The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders.

Accrued Expenses

    Included in accrued expenses are accrued payroll and profit sharing expenses of $3.5 million and $7.0 million as of December 31, 2000 and 1999, respectively (see Note 9).

Per Unit Information

    Net income per unit is calculated using the weighted average number of common and subordinated units outstanding, divided into net income, after adjusting for the 1% General Partner interest.

Sales to Exporters

    The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $7.0 million, $5.1 million and $8.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Concentration of Credit Risk

    The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers. At December 31, 2000, 42% of the Partnership's accounts receivable were derived from two customers. The Partnership may mitigate credit risk related to notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both.

Environmental Costs

    The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible. Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

Supplemental Cash Flow Information

    The Partnership made cash payments for interest of $59.4 million, $49.6 million, and $49.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership excludes non-cash transactions from the consolidated statement of cash flows. Excluded for the years ended December 31, 2000, 1999 and 1998 were $1.1 million, $2.7 million and $14.5 million, respectively, representing notes received in exchange for timberland sales. Included for the year ended December 1998 are $107.5 million in notes issued in exchange for timberland. Subsequent cash receipts or payments related to these notes are included in the consolidated statement of cash flows.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Derivative Activities" ("SFAS133"). This statement requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. SFAS 133 is not expected to have a material impact on the Partnership's consolidated financial statements. The Partnership will adopt this statement as required in 2001.

2.  Acquisitions

    In January 1998, the Partnership completed its acquisition of Alliance Wholesale Lumber, Inc. ("Alliance Lumber") of Phoenix, Arizona. Alliance Lumber operates three contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $29.5 million, consisting of $15.0 million in cash, $5.0 million in the Partnership's common units (210,000), and the assumption of $9.5 million of existing debt. Additional consideration of $3.0 million will be paid in 2001 as cash flow targets were met in 2000. The acquisition was accounted for as a purchase and the results of Alliance Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $18.9 million, which is being amortized over 40 years.

    In March 1999, the Partnership completed its acquisition of Desert Lumber Inc. and Reno Lumber Services, Inc. (collectively "Desert Lumber") of Las Vegas and Reno, Nevada. Desert Lumber operates two contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $24.3 million, consisting of $5.1 million in cash, $9.0 million in the Partnership's common units (424,528), and the assumption of $10.2 million of existing debt. Additional consideration up to a total of $3.0 million in units will be paid if certain cash flow targets are met in 1999, 2000 and 2001. Cash flow targets were met in 1999 and 2000 and $1.0 million in units (44,871) was paid in 2000 and $1.0 million units will be paid in 2001. The acquisition was accounted for as a purchase and the results of Desert Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $10.0 million, which is being amortized over 40 years. The unaudited pro forma financial results for the years ended December 31, 1999 and 1998, had the Partnership acquired Desert Lumber on January 1, 1998, are as follows (in thousands, except per unit):

	1999	1998
Revenue	$790,965	$732,799
Net income	$34,656	$30,699
Net income per unit	$1.13	$1.09

    In January 2000, the Partnership completed the acquisition of Cheshire Sales Company, Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units (64,787) and $0.6 million in assumed debt. Additional consideration up to $1.0 million will be paid if certain cash flow targets are met in 2000, 2001 and 2002. Cash flow targets were met in 2000 and $0.3 million was paid. The acquisition was accounted for as a purchase and the results of Cheshire Sales' operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $3.6 million, which is being amortized over 40 years. Pro forma results of operations are not significantly different from actual results of operations for 2000 and 1999.

3.  Inventories

    Inventories consisted of the following (in thousands):

	December 31,
	2000	1999
Lumber	$12,363	$9,103
Logs	16,232	22,732
LIFO adjustment	1,792	2,017
Supplies	4,355	3,437

Manufacturing inventory	34,742	37,289
Wholesale products	23,818	18,485

Total inventories	$58,560	$55,774

    Manufacturing inventories at December 31, 2000, include a $3.7 million write down to net realizable value.

4.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2000	1999
Land	$4,035	$4,035
Buildings	10,944	5,566
Machinery and equipment	97,837	74,980
Construction in progress	5,151	2,438

	117,967	87,019
Less: accumulated depreciation	(38,805)	(35,863)

Property, plant and equipment, net	$79,162	$51,156

    In September 2000, the Partnership sold the assets of its independently operated subsidiary Yellowstone Trucking for a gain of $1.2 million. In the fourth quarter of 2000 the Partnership sold two aircraft for a gain of $3.5 million. The gains from the sale of Yellowstone Trucking and the two aircraft are recorded in other income in the accompanying consolidated statement of income.

5.  Operating Leases

    In 1998, the Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010. The Partnership is required to pay real estate taxes and other occupancy costs under these leases. The leases have an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($16.9 million) of the facility costs as defined in the lease agreements. The semi-annual lease payments are of varying amounts, however the Partnership expenses the payments evenly over the term of the lease. The leases contain covenants similar to covenants in the Partnership's senior notes (see Note 7). The Partnership also leases rolling stock under operating lease arrangements that run from 36 to 84 months. Lease expense including month-to-month rentals during 2000, 1999, and 1998 was $8.5 million, $7.6 million and $0.4 million, respectively.

    At December 31, 2000, the future minimum rental payments under the operating leases are (in thousands):

2001	$7,004
2002	6,305
2003	5,348
2004	7,912
2005	5,917
Thereafter	25,191

6.  Timber, Timberlands and Roads

    Timber, timberlands and roads consisted of the following (in thousands):

	December 31,
	2000	1999
Timber, timberlands and logging roads, net	$617,959	$562,417
Timber cutting rights	15,967	997

Total timber and timberlands, net	$633,926	$563,414

    On January 14, 2000 the Partnership purchased 91,000 acres of timberlands in Idaho from Plum Creek Timber Company for $73.4 million. The acquisition was financed using the Partnership's Revolving Acquisition Line of Credit.

    The Partnership's annual update of its timber inventory system (see Note 1) results in a change in estimated depletion rates. The revised estimate decreased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 1999 by $1.4 million or $0.05 per unit. The rate adjustment for 1998 increased depletion expense by $12.7 million or $0.46 per unit. The adjustment for 2000 was not significant.

7.  Long-Term Debt

    Long-term debt consisted of the following (in thousands):

	December 31,
	2000	1999
9.78% Senior Notes due 2002 - 2009	$275,000	$275,000
9.60% Senior Notes due 2002 - 2009	25,000	25,000
8.17% Senior Notes due 2003 - 2013	91,000	91,000
7.80% Senior Notes due 2010 - 2018	95,000	95,000
Revolving Acquisition Line of Credit	199,300	85,600
Other	3,831	277

	689,131	571,877
Less: current portion	(166)	(64)

Long-term debt, excluding current portion	$688,965	$571,813

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The credit facility bears a floating rate of interest (8.5% at December 31, 2000) and is unsecured. At December 31, 2000 the Partnership had $31.0 million outstanding under this facility.

    On December 1, 1999 the Partnership renegotiated the terms of its Revolving Acquisition Line of Credit with a group of banks to provide for a $232 million three-year revolving line of credit for the acquisition of additional timber, timberlands and related assets and capital expenditures. The line of credit is unsecured and bears a floating rate of interest (8.78% at December 31, 2000). At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At December 31, 2000 the Partnership had $199.3 million outstanding under this facility.

    The Partnership's 9.78%, 9.60%, 8.17% and 7.80% senior notes are unsecured and require semi-annual interest payments through 2018. The senior note agreements require the Partnership to make annual principal payments of $37.5 million on December 1, 2002, $40.0 million in 2003, $44.8 million in 2004, and various amounts from 2005 through 2018.

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 2000. The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 50 basis points.

    On December 31, 2000, the estimated aggregate fair value of the Partnership's senior notes was approximately equal to the recorded value of $486 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

8.  Partners' Capital, Income and Distributions

    In December 1998, the Partnership sold 2,562,443 additional common units. Proceeds of the offering were $53.0 million, including $1.1 million from the General Partners, and were used to pay down borrowing on the acquisition facility. The Partnership had 24,103,632 common units and 5,773,088 subordinated units outstanding at December 31, 1998. In February 1999, one-half of the subordinated units converted into common units. The Partnership had 27,414,704 common units and 2,886,544 subordinated units outstanding at December 31, 1999. The remaining subordinated units converted into common units in February 2000. The Partnership had 30,410,906 common units outstanding on December 31, 2000.

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

    The Managing General Partner declared distributions of $1.69 per unit, $2.26 per unit and $2.20 per unit for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Partnership's 2000, 1999 and 1998 consolidated distributions to partners included $0.8 million, $0.7 million, and $0.6 million, respectively, paid to the Managing General Partner for its 1% share of the Operating Partnership's distributions for those years. The remaining 99% of the Operating Partnership's distributions were eliminated in consolidation.

9.  Unit Option and Profit Sharing and Employee Savings Benefit Plans

    Under the 1994 and 2000 Option Plans the Partnership grants unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the Option Plans, the Managing General Partner granted annual options on or about January 1, 1995 through January 1, 2000. Total options granted in any one year cannot exceed 1% of the total outstanding units. There were 720,370 (including 362,670 front end options) and 202,400 units exercisable at December 31, 2000 and 1999, respectively.

    The exercise price for each annual option grant is the market price of the common units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a 10-year period. Upon the exercise of an option the Partnership purchases the requisite number of units in the open market. A summary of option transactions, excluding front end options, during each of the three years in the period ended December 31, 2000 is shown below:

	Units	Option Price
December 31, 1997	520,300	$18.13 - $22.00
Granted	271,000	$23.75
Exercised	(52,900)	$18.13 - $21.50
Canceled	(9,000)	$18.13 - $21.50

December 31, 1998	729,400	$18.13 - $23.75
Granted	275,000	$21.25
Exercised	(26,700)	$18.13 - $22.00
Canceled	(85,700)	$18.13 - $23.75

December 31, 1999	892,000	$18.13 - $23.75
Granted	300,000	$17.88
Exercised	(2,000)	$18.13
Canceled	(63,300)	$18.13 - $23.75

December 31, 2000	1,126,700	$18.13 - $23.75

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

    The Partnership has elected not to adopt the fair value method; however, as required by SFAS 123, the Partnership has computed for pro forma disclosure purposes, the value of options granted during years 2000, 1999 and 1998 using the Black-Scholes option pricing model. The assumptions used for unit option grants were:

	2000	1999	1998
Risk-free interest rate	6.58%	5.75%	4.75%
Expected years until exercise	8	8	8
Expected unit volatility	34%	24%	24%
Distribution yield	12%	10%	10%
Fair value per unit granted	$1.23	$1.55	$1.50

    If the Partnership had accounted for these stock options in accordance with SFAS 123, the Partnership's pro forma net income and net income per unit would have been reported as follows:

2000	Net Income	Income Per Unit
As reported	$13,332	$0.43
Pro forma	$12,906	$0.42
1999	Net Income	Income Per Unit
As reported	$34,403	$1.13
Pro forma	$34,012	$1.11
1998	Net Income	Income Per Unit
As reported	$28,233	$1.02
Pro forma	$27,909	$1.01

    Effective December 22, 1994, the 1994 Option Plan provided for the granting of front end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units, with an exercise price of $21.50 per unit and exercisable for the period beginning on December 31, 1999 through December 31, 2004. The Partnership expensed the expected difference between the unit price and the exercise price during the vesting period. As of December 31, 1998, $0.5 million had been expensed. In 1999 the expense was reversed when the price of the units at December 31, 1999 closed below the exercise price. The front end options vested effective December 31, 1999 after all of the following conditions were met:

(1)
The subordinated units converted to common units;

(2)
The officers continued their employment with the Managing General Partner through at least December 31, 1999; and

(3)
The Partnership made all required cash distributions to common and subordinated unitholders through December 31, 1999 in excess of those required for subordinated unit conversion.

    In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the "Plan") to attract and retain certain key employees, who also have unit options outstanding under the Option Plans, by awarding them Distribution Equivalent Rights ("DERs"). A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year that the targeted distribution is paid, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant's account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the Option Plans, the DER amount corresponding to the vesting portion of such option will be paid to the participant. In 2000, 1999 and 1998, the Board of Control awarded 135,000, 122,500 and 271,000 DERs, respectively. No additional DERs were awarded in January 2001.

    The Partnership records as compensation expense the estimated annual cost of the DERs. The amount charged to expense was $1.1 million and $0.9 million in 1999 and 1998 respectively. For the year 2000, the targeted distribution was not earned and therefore no amounts were credited to participants' accounts or charged to expense.

    The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. The expense related to profit sharing was $1.4 million, $2.4 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

10. Segment Information

    In 1998 Crown Pacific adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For purposes of providing segment information, the Partnership classifies its business into three fundamental areas: Timberlands, consisting of the sale of logs to the Partnership's manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership's professional contractor service yards. Corporate and Other includes general corporate overhead and expenses (such as LIFO) not allocated to the segments and miscellaneous operations not significant enough to be classified as a separate segment. The $3.7 million write down of inventories to market in 2000 is included in the Manufacturing segment. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Partnership evaluates performance based on the operating income of each segment. The Partnership generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

    Business Segment Net Revenues (in thousands)

	2000	1999	1998
Timberlands:
Trade	$157,263	$102,308	$189,447
Intersegment	148,785	177,603	147,295

	306,048	279,911	336,742
Manufacturing:
Trade	185,309	271,422	198,259
Intersegment	12,203	13,890	4,009

	197,512	285,312	202,268
Wholesale Marketing:
Trade	434,138	394,760	263,427
Intersegment	40,136	41,303	23,427

	474,274	436,063	286,854
Corporate and Other:
Trade	10,601	14,060	15,832
Intersegment	2,166	3,603	9,392

	12,767	17,663	25,224

Total revenues	990,601	1,018,949	851,088
Elimination of intersegment revenues	(203,290)	(236,399)	(184,123)

Total	$787,311	$782,550	$666,965

    Business Operating Income (in thousands)

	2000	1999	1998
Timberlands	$71,870	$56,847	$81,103
Manufacturing	(3,810)	28,464	1,540
Wholesale Marketing	14,917	12,200	9,569
Corporate and Other	(14,417)	(13,272)	(12,766)

Operating Income	68,560	84,239	79,446
Interest expense	(59,579)	(49,394)	(51,489)
Amortization of debt issuance costs	(910)	(693)	(784)
Other income, net	5,261	251	1,060

Net income	$13,332	$34,403	$28,233

    Depreciation, Depletion and Amortization (in thousands)

	2000	1999	1998
Timberlands	$46,385	$48,504	$67,194
Manufacturing	4,909	4,191	3,754
Wholesale Marketing	682	703	433
Corporate and Other	3,973	3,365	3,146

Total	$55,949	$56,763	$74,527

11. Related Parties

    In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $5.9 million, $5.4 million, and $4.2 million in 2000, 1999, and 1998, respectively.

    In 2000 the Partnership sold $4.4 million of timber to an unrelated third party. The financing for the transaction was provided by an officer of the Partnership.

12. Commitments and Contingent Liabilities

    As of December 31, 2000 and 1999, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2001. The remaining commitments were approximately $13.3 million at December 31, 2000.

    The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In December 2000, the Partnership received an unfavorable ruling involving the settlement of a prior bad debt. As a result of the ruling, the Partnership accrued $1.4 million, which was charged against other income in the accompanying consolidated statement of income. In January 2001, the Partnership paid the plaintiff $1.4 million. In the opinion of management, the Partnership's liability, if any, under any other pending litigation would not materially affect its financial condition or results of operations.

Report of Independent Accountants
on Financial Statement Schedule

To the Board of Control of
Crown Pacific Management Limited Partnership

    Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated January 24, 2001 appearing on page F-1 of this 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Portland, Oregon
January 24, 2001

Schedule II

Crown Pacific Partners, L.P.
Valuation and Qualifying Accounts
For the Years Ended December 31, 1998, 1999 and 2000

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe (1)	Deductions— Describe (2)	Balance at End of Period
Year Ended December 31, 1998:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$450	$1,504	$105	$1,719	$340
Year Ended December 31, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$340	$1,262	$19	$530	$1,091
Year Ended December 31, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$1,091	$570	$—	$107	$1,554

(1)
The amount in this column relates to the purchase of reserves with the acquisition of a business and recoveries of accounts previously written off.

(2)
Charges to the accounts included in this column are for the purposes for which the reserve was created.

QuickLinks

CROWN PACIFIC PARTNERS, L.P. 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Unitholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Managing General Partner
  Item 11. Executive Compensation
Option Grants in Last Fiscal Year
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Report of Independent Accountants
Crown Pacific Partners, L.P. Consolidated Statement of Income (In thousands, except unit and per unit data)
Crown Pacific Partners, L.P Consolidated Balance Sheet (In thousands, except unit data)
Crown Pacific Partners, L.P. Consolidated Statement of Cash Flows (In thousands)
Crown Pacific Partners, L.P. Consolidated Statement of Changes in Partners' Capital (In thousands)
CROWN PACIFIC PARTNERS, L.P. Notes to Consolidated Financial Statements
Report of Independent Accountants on Financial Statement Schedule
Schedule II