Form 10-Q
period 2001-03-31
CROWN PACIFIC PARTNERS L P
filed 2001-05-15
CIK 930735

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units (Class)	30,527,030 (Outstanding at May 14, 2001)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Income—Quarters Ended March 31, 2001 and 2000	2
	Consolidated Balance Sheet—March 31, 2001 and December 31, 2000	3
	Consolidated Statement of Cash Flows—Quarters Ended March 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Quarter Ended March 31,
	2001	2000
Revenues	$138,819	$231,723
Operating costs:
Cost of products sold	126,387	198,071
Selling, general and administrative expenses	9,388	11,445

Operating income	3,044	22,207
Interest expense	15,914	14,126
Amortization of debt issuance costs	232	255
Other income, net	(123)	(437)

Net (loss) income	$(12,979)	$8,263

Net (loss) income per unit	$(0.42)	$0.27

Weighted average units outstanding	30,505,095	30,383,678

The accompanying notes are an integral part of this financial statement.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,866	$14,537
Accounts receivable, net of allowances of $1,320 and $1,554	107,544	113,560
Notes receivable	4,308	4,502
Inventories	61,258	58,560
Deposits on timber cutting contracts	2,495	2,811
Prepaid and other current assets	1,346	1,491

Total current assets	182,817	195,461
Property, plant and equipment, net of accumulated depreciation of $40,517 and $38,805	80,140	79,162
Timber, timberlands and roads, net	626,176	633,926
Intangible assets, net of accumulated amortization	34,965	34,182
Other assets	11,812	12,448

Total assets	$935,910	$955,179

Liabilities and Partners' Capital
Current liabilities:
Notes payable	$38,000	$32,000
Accounts payable	40,634	50,683
Accrued expenses	14,878	20,315
Accrued interest	13,962	10,711
Current portion of long-term debt	169	166

Total current liabilities	107,643	113,875
Long-term debt	687,872	688,965
Other non-current liabilities	719	729

	796,234	803,569

Commitments and contingent liabilities
Partners' capital:
General partners	109	194
Limited partners (30,527,030 and 30,410,906 units outstanding at March 31, 2001 and December 31, 2000, respectively)	139,567	151,416

Total partners' capital	139,676	151,610

Total liabilities and partners' capital	$935,910	$955,179

The accompanying notes are an integral part of this balance sheet.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(12,979)	$8,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	11,523	15,061
Gain on sale of property	(4,416)	(605)
Net change in current assets and current liabilities, net of effects of business combination:
Accounts and notes receivable	6,218	(16,374)
Inventories	(2,698)	(6,791)
Deposits on timber cutting contracts	316	(57)
Prepaid and other current assets	69	259
Accounts payable and accrued expenses	(12,235)	2,808

Net cash (used in) provided by operating activities	(14,202)	2,564

Cash flows from investing activities:
Additions to timberlands	(2,340)	(79,218)
Additions to timber cutting rights	(397)	(3,343)
Additions to equipment	(3,555)	(12,224)
Proceeds from sales of property	6,434	439
Deposit on future asset sale	—	4,200
Principal payments received on notes	444	586
Purchase of business	—	(3,511)
Other investing activities	(1,000)	(960)

Net cash used by investing activities	(414)	(94,031)

Cash flows from financing activities:
Net increase in short-term borrowings	6,000	28,000
Proceeds from issuance of long-term debt	—	84,444
Repayments of long-term debt	(1,090)	(729)
Contributions of capital	1,045	980
Distributions to partners	—	(17,481)
Other financing activities	(10)	276

Net cash provided by financing activities	5,945	95,490

Net (decrease) increase in cash and cash equivalents	(8,671)	4,023
Cash and cash equivalents at beginning of period	14,537	21,616

Cash and cash equivalents at end of period	$5,866	$25,639

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

    The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership. These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Partnership's 2000 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership, should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2001 and 2000 have been included. All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

    Net income per unit was calculated using the weighted average number of common units outstanding divided into net income, after adjusting for the General Partner interest. The General Partner income (loss) allocation was $(130) and $83 for the three months ended March 31, 2001 and 2000, respectively. There is no significant difference between basic and diluted earnings per unit.

Note 2:  Inventories

    Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. Inventories consisted of the following:

	March 31, 2001	December 31, 2000
Lumber	$13,017	$12,363
Logs	16,419	16,232
Supplies	4,448	4,355
LIFO adjustment	1,792	1,792

Manufacturing inventory	35,676	34,742
Wholesale products	25,582	23,818

Total	$61,258	$58,560

Note 3:  Timber, Timberlands and Roads

    In the first quarter of each year, the Partnership performs an update of its timber inventory system. The update resulted in a net increase in depletion costs for the first quarter of 2001 of approximately $0.1 million, or $0.003 per unit, and a net increase in depletion costs for the first quarter of 2000 of approximately $0.2 million, or $0.01 per unit, with no impact on cash flow in either period.

Note 4:  Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Three months ended March 31,
	2001	2000
Cash paid during the period for interest	$12,435	$10,140
Business assets acquired with debt and equity	—	2,000

Note 5:  Segment Reporting

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

    The following summarizes the Partnership's segment information:

	Three Months Ended March 31,
Revenues
	2001	2000
Timberlands:
Trade	$22,598	$34,996
Intersegment	24,887	63,434

	47,485	98,430
Manufacturing:
Trade	31,864	67,935
Intersegment	4,258	3,682

	36,122	71,617
Wholesale Marketing:
Trade	84,156	125,697
Intersegment	5,974	11,980

	90,130	137,677
Corporate and Other:
Trade	201	3,095
Intersegment	322	815

	523	3,910
Total:
Total Revenue	174,260	311,634
Less Intersegment	(35,441)	(79,911)

Net Revenue	$138,819	$231,723

	Three Months Ended March 31,
Operating income (loss)
	2001	2000
Timberlands	$5,685	$18,375
Manufacturing	(2,124)	5,019
Wholesale	3,039	4,630
Corporate and Other	(3,556)	(5,817)

Operating Income	3,044	22,207
Interest Expense	(15,914)	(14,126)
Other	(109)	182

Net Income (loss)	$(12,979)	$8,263

Note 6:  Subsequent Event—Bank Agreement Amendments

    On April 20, 2001, the Company's acquisition and working capital bank facilities were amended. In general, the amendments concerned the required amount of the cash flow to interest expense covenant. Given the Partnership's decision to preserve its timber assets until log and land prices improve, and the fact that weak lumber prices continued to plague its manufacturing segment results, compliance with this covenant requirement would not be possible.

    The Partnership's bank group agreed, under conditions contained in the attached exhibits, to temporarily modify the existing credit agreements. With these modifications, the Partnership believes it received the relief necessary in order to follow its near term operating plan of waiting out the current product price environment. For the period of time that these modifications apply, the Partnership could experience higher interest expense on its borrowings under these facilities. The margin paid by the Partnership on both LIBOR and prime rate loans under these facilities will increase by 1.125 percentage points during the term of this amendment.

    The Partnership incurred an amendment fee of approximately $1.1 million, which will be recognized ratably over the second and third quarters of 2001. If, at any time, the Partnership decides to comply with the previous terms of the credit agreements, it will have the option of reverting back to the original form of the agreements.

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

    Cash used by operating activities was $14.2 million in the first quarter of 2001 and resulted primarily from a net loss of $5.9 million (net of non-cash expenses of $7.1 million), an increase in inventories of $2.7 million and a decrease in accounts payable and accrued expenses of $12.2 million, offset by a decrease in accounts and notes receivable of $6.2 million. Working capital decreased to $75.2 million at March 31, 2001 compared to $81.6 million at December 31, 2000.

    Net cash used in investing activities of $0.4 million resulted primarily from the use of $2.7 million for additions to timberlands and timber cutting rights, $3.6 million used for additions to equipment and $1.0 million used for the second of three contingency payments, which was recorded as additional goodwill, associated with the acquisition of Desert Lumber, offset by proceeds from property sales and other items of $6.9 million.

    Net cash provided by financing activities of $5.9 million resulted primarily from a $6.0 million net increase in short-term borrowings and a $1.0 million contribution of capital from the issuance of units related to the above mentioned Desert Lumber contingency payment, offset by repayments on long-term debt of $1.1 million.

    Cash necessary to enable the Partnership to pay quarterly cash distributions, if any, (in accordance with the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant. Additions to plant and equipment totaled $3.6 million in the first quarter of 2001, primarily for a new planer mill at the Partnership's Gilchrist, Oregon facility, and are expected to total less than $5.0 million during all of 2001. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $2.7 million in the first quarter of 2001. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings. The Partnership does not expect to make cash distributions from its current funds or from cash generated by operating activities until significantly improved market conditions will support a sustained quarterly distribution.

    The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002. The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory. At March 31, 2001, the Partnership had $37.0 million outstanding under this facility, with a weighted average interest rate of 7.8%.

    The Partnership has a $199.3 million, three-year credit line with a group of banks to provide for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002. At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date. At March 31, 2001, the Partnership had $199.3 million outstanding under this facility, with a weighted average interest rate of 7.31%.

    The $58 million working capital facility and the $199.3 million acquisition facility were amended in April 2001. See Note 7 above for more information about the amendments.

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

    All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions and the amount of future indebtedness. After giving effect to the amendments described in Note 6 above, the Partnership was in compliance with such covenants at March 31, 2001.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The Partnership does not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 in the first quarter of 2001 did not have an impact on its financial position, results of operations or cash flows.

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

General

    Net revenues during the first quarter of 2001, which ended March 31, 2001, decreased $92.9 million, or 40.1%, to $138.8 million, from $231.7 million in the same quarter of 2000. The decrease reflects the impact of significantly lower lumber and log volumes and prices compared to the first quarter of 2000.

    Cost of sales as a percentage of sales increased to 91.0% in the first quarter of 2001, compared to 85.5% in the same quarter of 2000. The increase is primarily the result of a decreased revenue base over which to spread fixed costs and increased depreciation, primarily due to additions made to the Partnership's Gilchrist, Oregon mill, which were only partially offset by higher land sales margins, lower log and lumber costs and lower per unit manufacturing costs.

    Selling, general and administrative expenses decreased $2.0 million, or 18.0%, to $9.4 million in the first quarter of 2001, compared to $11.4 million in the first quarter of 2000, primarily as a result of lower salaries and wages, professional fees and public relations expense. Selling, general and administrative expenses represented 6.8% of sales in the first quarter of 2001 and 4.9% of sales in the same quarter of 2000. The increase as a percentage of sales is due to the decrease in sales in the first quarter of 2001.

    Interest expense increased $1.8 million, or 12.7%, to $15.9 million in the first quarter of 2001, from $14.1 million in the same quarter of 2000. The increase is a result of higher debt balances in the first quarter of 2001 due primarily to an increase of $6.0 million in short-term borrowings in the first quarter of 2001 and the fact that the $73.4 million of debt related to the Plum Creek acquisition in the first quarter of 2000 and the $30.1 million of spending related to the installation of a new small log line at the Partnership's Gilchrist sawmill and the acquisition of Cheshire Sales Co. were outstanding for the entire first quarter of 2001, but not the entire first quarter of 2000.

    The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

    Total external log sales, including property and stumpage sales, decreased 35.4% to $22.6 million, or 16.3% of revenue in the first quarter of 2001, compared to $35.0 million, or 15.1% of revenue in the first quarter of 2000. Internal sales of logs to manufacturing decreased 60.8% to $24.9 million in the first quarter of 2001 from $63.4 million in the first quarter of 2000. The decreases reflect both significantly lower demand for logs and lumber products and lower average realizations.

    Overall operating income from timberlands, including property sales, decreased $12.7 million, or 69.1%, to $5.7 million in the first quarter of 2001 from $18.4 million in the first quarter of 2000, primarily as a result of a 42.2% decrease in log sales volume and a 28.7% decrease in average sales realizations compared to the first quarter of 2000, which were partially offset by lower non-fee and purchased log volume during the current quarter.

Domestic Log Sales

    Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

	Quarter Ended March 31,
Tree Farm			% Change
	2001	2000
Oregon	$154/MBF	$500/MBF	(69.2)%
Inland	$421/MBF	$292/MBF	44.2%
Hamilton	$434/MBF	$507/MBF	(14.4)%
Olympic	$386/MBF	$468/MBF	(17.5)%
Weighted average	$266/MBF	$376/MBF	(29.3)%

    Decreases at the Oregon, Hamilton and Olympic tree farms reflect the impact of weak lumber markets on log pricing and changes in the mix of both species and sales type (i.e. stumpage versus delivered logs).

    The increase at the Inland tree farm is primarily the result of species mix changes. The Partnership had a significantly higher volume of lower priced stumpage sales during the first quarter of 2000 compared to the first quarter of 2001.

    Domestic external log sales volumes decreased 41.2% in the first quarter of 2001 to 44.2 million board feet (MMBF), compared to 75.1 MMBF in the same quarter of 2000, primarily as a result of decreased demand. The external volume from each of the Partnership's tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended March 31,
Tree Farm			% Change
	2001	2000
Oregon	25,031	6,684	274.5%
Inland	3,842	42,790	(91.0)%
Hamilton	7,988	10,347	(22.8)%
Olympic	7,325	15,326	(52.2)%

Total	44,186	75,147	(41.2)%

    The increase at the Oregon tree farm is a result of increased stumpage activity compared to the same period of 2000.

    The decreases at the Inland, Hamilton and Olympic tree farms are a result of lower demand and planned reductions in the overall fee harvest program during the first quarter of 2001 compared to the same quarter of 2000.

Export Log Sales

    Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $0.7 million, or 0.5% of sales in the first quarter of 2001, compared to $2.2 million, or 0.9% of sales for the same quarter in 2000. The average realization for export logs decreased 10.4% to $589/MBF in the first quarter of 2001 compared to $657/MBF in the first quarter of 2000. Sales volumes of export logs decreased 65.2% to 1,165 MBF in the first quarter of 2001 compared to 3,352 MBF in the first quarter of 2000. The decrease in realization is primarily a result of the impact of increased supplies and soft demand. Except for demand for the highest grade logs, export markets were soft during the current period.

Property Sales

    Revenue and operating income from property sales in the first quarter of 2001 were $6.3 million and $4.4 million, respectively, compared to $1.1 million and $0.6 million, respectively in the first quarter of 2000. Continued sales are expected as part of the Partnership's ongoing strategy of both capturing and reinvesting the value of non-strategic timberlands.

Manufacturing

    Sawmill sales, excluding sales of lumber products through the wholesale division, decreased $36.0 million, or 53.0% to $31.9 million, or 23.0% of sales, in the first quarter of 2001 from $67.9 million, or 29.3% of sales in the same quarter of 2000. The decreased revenues reflect a 30.0% decrease in external lumber sales volume, a 37.2% decrease in average external lumber sales realizations and a 7.7% decline in chip revenue.

    Operating loss from manufacturing was $2.1 million in the first quarter of 2001 compared to operating income of $5.0 million in the first quarter of 2000. The decrease is primarily a result of the decrease in revenue discussed above and 12.7% higher overhead costs (primarily as a result of increased depreciation at the Gilchrist, Oregon sawmill), partially offset by a 16.7% decline in unit manufacturing costs and 35.1% lower log costs compared to the first quarter of 2000.

    Average prices received for all lumber sales, excluding sales to the wholesale division, in the various regions were as follows:

	Quarter Ended March 31,
Region			% Change
	2001	2000
Oregon	$285/MBF	$611/MBF	(53.4)%
Inland	$277/MBF	$380/MBF	(27.1)%
Washington	$250/MBF	$318/MBF	(21.4)%
Weighted average	$272/MBF	$433/MBF	(37.2)%

    The lower realizations reflect both weak lumber markets and mix changes.

    External lumber sales volumes decreased 30.0% in the first quarter of 2001 to 101.1 MMBF compared to 144.5 MMBF in the same period of 2000. External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended March 31,
Region			% Change
	2001	2000
Oregon	36,378	46,153	(21.2)%
Inland	35,022	62,865	(44.3)%
Washington	29,733	35,502	(16.3)%

Total	101,133	144,520	(30.0)%

    The decreases reflect lower production volumes due to modified one-shift production schedules at the Partnership's Prineville, Oregon sawmill and at both of its Inland mills. In addition, the Gilchrist sawmill experienced production bottlenecks (which have subsequently been resolved) during the installation of a new planer mill in the first quarter of 2001.

    By-product revenues accounted for 3.3% of revenue in the first quarter of 2001, compared to 2.0% of revenue in the first quarter of 2000. Residual wood chip prices increased to $74 per bone dry unit (BDU) in the first quarter of 2001 compared to $68/BDU in the first quarter of 2000. The higher average realization reflects the benefit of higher prices for chips in the Inland and Oregon regions.

Woodchip volume decreased 15.4% to 48,654 BDUs in the first quarter of 2001 compared to 57,529 BDUs in the first quarter of 2000. The lower volume reflects the impact of lower production from the Partnership's sawmills during the first quarter of 2001.

Wholesale Marketing

    The Partnership's wholesale operations involve sales of lumber and other wood products, much of which were not manufactured by the Partnership. Sales from the wholesale operations decreased $41.5 million, or 33.0% to $84.2 million, 60.6% of sales, in the first quarter of 2001 from $125.7 million, or 54.2% of sales in the first quarter of 2000. Operating income from wholesale operations decreased 34.4% to $3.0 million in the first quarter of 2001 from $4.6 million in the first quarter of 2000. The decreases in revenue and operating income are a result of significantly lower building material prices and lower sales volume, which reflects the impact of weather and lower housing start activity. Operating income was further affected by increased operating expenses at two operations. These factors were partially offset by favorable raw material purchase prices. In addition, the Partnership increased its sales volume of internally produced lumber through this segment by 42.8% in the first quarter of 2001 compared to the first quarter of 2000. During the first quarter of 2001, the Partnership completed its investment to expand yard capacity at the Reno location.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's only financial instruments with market risk exposure are its variable rate lines of credit. At March 31, 2001, the Partnership had $236.3 million outstanding under its lines of credit with a weighted average interest rate of 7.39%. A hypothetical 10 percent increase in interest rates to 8.13% would not have a material impact on the Partnership's cash flows.

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)
The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description

10.1	First Amendment, dated April 20, 2001, to Amended and Restated Credit Agreement dated December 1, 1999.
10.2	First Amendment, dated April 20, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999.
(b)
Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PACIFIC PARTNERS, L.P.
DATE: MAY 14, 2001	By:	Crown Pacific Management Limited Partnership, as a Managing General Partner
	By:	/s/ RICHARD D. SNYDER Richard D. Snyder Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

CROWN PACIFIC PARTNERS, L.P. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Operations
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES