Form 10-Q
period 2001-06-30
CROWN PACIFIC PARTNERS L P
filed 2001-08-14
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

☐	EXCHANGE ACT OF 1934 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

For the transition period from              to

Commission file number 0-24976

CROWN PACIFIC PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	93-1161833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 SW Morrison Street, Suite 1500, Portland, Oregon	97204
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  503–274-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☒                       No        ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at August 14, 2001)

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,

	2001	2000

Revenues	$166,158	$214,265

Operating costs:
Cost of products sold	147,502	182,924
Selling, general and administrative expenses	9,293	9,810

Operating income	9,363	21,531

Interest expense	15,613	14,677
Amortization of debt issuance costs	741	236
Other income, net	(168)	(367)

Net (loss) income	$(6,823)	$6,985

Basic and diluted net (loss) income per unit	$(0.22)	$0.23

Weighted average units outstanding	30,527,030	30,410,906

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	For the Six Months Ended June 30,

	2001	2000

Revenues	$304,977	$445,988

Operating costs:
Cost of products sold	273,889	380,995
Selling, general and administrative expenses	18,681	21,255

Operating income	12,407	43,738

Interest expense	31,527	28,803
Amortization of debt issuance costs	973	491
Other income, net	(291)	(804)

Net (loss) income	$(19,802)	$15,248

Basic and diluted net (loss) income per unit	$(0.64)	$0.50

Weighted average units outstanding	30,516,123	30,397,292

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet
(In thousands, except unit data)

Assets

	June 30, 2001	December 31, 2000

	(Unaudited)

Current assets:
Cash and cash equivalents	$5,664	$14,537
Accounts receivable, net of allowances of $1,417 and $1,554	116,422	113,560
Notes receivable	5,809	4,502
Inventories	53,596	58,560
Deposits on timber cutting contracts	2,128	2,811
Prepaid and other current assets	3,700	1,491

Total current assets	187,319	195,461
Property, plant and equipment, net of accumulated depreciation of $42,981 and $38,805.	78,293	79,162
Timber, timberlands and roads, net	621,088	633,926
Intangible assets, net	34,737	34,182
Other assets	11,739	12,448

Total assets	$933,176	$955,179

Liabilities and Partners' Capital

Current liabilities:
Notes payable	$36,000	$32,000
Accounts payable	49,331	50,683
Accrued expenses	15,708	20,315
Accrued interest	10,540	10,711
Current portion of long-term debt	171	166

Total current liabilities	111,750	113,875
Long-term debt	687,865	688,965
Other non-current liabilities	708	729

	800,323	803,569

Commitments and contingent liabilities

Partners' capital:
General partners	41	194
Limited partners (30,527,030 and 30,410,906 units outstanding at June 30, 2001 and December 31, 2000, respectively)	132,812	151,416

Total partners' capital	132,853	151,610

Total liabilities and partners' capital	$933,176	$955,179

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net (loss) income	$(19,802)	$15,248
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	21,823	27,202
Gain on sale of property	(9,206)	(6,342)
Other	(1)	2
Net change in current assets and current liabilities:
Accounts and notes receivable	(2,729)	(10,969)
Inventories	4,964	(12,640)
Deposits on timber cutting contracts	683	(675)
Prepaid and other current assets	(2,454)	1,384
Accounts payable and accrued expenses	(6,130)	420

Net cash (used in) provided by operating activities	(12,852)	13,630

Cash flows from investing activities:
Additions to timberlands	(6,065)	(82,640)
Additions to timber cutting rights	(201)	(10,480)
Additions to equipment	(4,321)	(19,565)
Proceeds from sales of property	11,116	8,957
Deposit on future asset sale	-	4,200
Principal payments received on notes	521	1,052
Purchase of businesses	-	(3,511)
Other investing activities	-	(988)

Net cash provided by (used in) investing activities	1,050	(102,975)

Cash flows from financing activities:
Net increase in short-term borrowings	4,000	28,000
Proceeds from issuance of long-term debt	29	99,444
Repayments of long-term debt	(1,124)	(762)
Contributions of capital	45	990
Distributions to partners	-	(34,990)
Other financing activities	(21)	115

Net cash provided by financing activities	2,929	92,797

Net (decrease) increase in cash and cash equivalents	(8,873)	3,452
Cash and cash equivalents at beginning of period	14,537	21,616

Cash and cash equivalents at end of period	$5,664	$25,068

See accompanying Notes to Consolidated Financial Statemens.

CROWN PACIFIC PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per unit amounts or as otherwise indicated)
(Unaudited)

Note 1: Organization and Basis of Presentation
Crown Pacific Partners, L.P. (“Crown Pacific” or the "Partnership"), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the "Operating Partnership"), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the northwest United States. The Partnership's business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  This Form 10-Q should be read in conjunction with the financial statements in the Partnership's 2000 annual report on Form 10-K, which include a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six-month periods ended June 30, 2001 and 2000 have been included.  All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net income (loss) per unit was calculated using the weighted average number of common units outstanding divided into net income (loss), after adjusting for the General Partner interest.  The General Partner (loss) income allocation was $(68) and $70 for the three months ended June 30, 2001 and 2000, respectively, and $(198) and $152 for the six months ended June 30, 2001 and 2000, respectively.  There is no difference between basic and diluted earnings per unit.

Note 2: Inventories
Inventories, consisting of lumber and logs, are stated at the lower of LIFO cost or market.  Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market.  Inventories consisted of the following:

	June 30, 2001	December 31, 2000

Lumber	$11,312	$12,363
Logs	13,857	16,232
Supplies	4,550	4,355
LIFO adjustment	2,042	1,792

Manufacturing inventory	31,761	34,742
Wholesale products	21,835	23,818

Total	$53,596	$58,560

Note 3: Timber, Timberlands and Roads
In the first quarter of each year, the Partnership performs an update of its timber inventory system.  The update in each year resulted in a net increase in depletion costs for the first six months of 2001 of approximately $0.5 million, or $0.02 per unit, and a net increase in depletion costs for the first six months of 2000 of approximately $0.5 million, or $0.02 per unit, with no impact on cash flow.

Note 4: Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is as follows:

	Six months ended June 30,

	2001	2000

Cash paid during the period for interest	$33,553	$27,930
Business assets acquired with debt and equity	1,000	2,000
Note received for sale of property	1,500	-

Note 5: Segment Reporting
The Partnership classifies its operations into three fundamental businesses: (1) Timberlands, consisting of the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties;  (2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and (3) Wholesale Marketing, consisting of the trading of various forest products and distribution of lumber and panel products through the Partnership’s professional contractor service yards.  Corporate and Other includes general corporate overhead and expenses (such as LIFO) not allocated to the segments and miscellaneous operations not significant enough to be classified as a separate segment. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.  Transfers between segments are generally at prices which management believes reflect current market prices.

The following summarizes the Partnership’s segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues (in thousands)	2001	2000	2001	2000
Timberlands:
Trade	$18,149	$33,982	$40,747	$68,978
Intersegment	23,874	44,979	48,761	108,413

	42,023	78,961	89,508	177,391
Manufacturing:
Trade	40,717	55,977	72,581	123,912
Intersegment	3,081	3,833	7,339	7,515

	43,798	59,810	79,920	131,427
Wholesale Marketing:
Trade	106,983	120,515	191,139	246,212
Intersegment	8,000	12,276	13,974	24,256

	114,983	132,791	205,113	270,468
Corporate and Other:
Trade	309	3,791	510	6,886
Intersegment	229	888	551	1,703

	538	4,679	1,061	8,589
Total:
Total Revenues	201,342	276,241	375,602	587,875
Less Intersegment	(35,184)	(61,976)	(70,625)	(141,887)

Revenues	$166,158	$214,265	$304,977	$445,988

	Three Months Ended June 30,		Six Months Ended June 30,

Operating income (in thousands)	2001	2000	2001	2000

Timberlands	$7,639	$19,942	$13,324	$38,317
Manufacturing	1,541	463	(583)	5,482
Wholesale	3,166	3,635	6,205	8,265
Corporate and Other	(2,983)	(2,509)	(6,539)	(8,326)

Operating Income	9,363	21,531	12,407	43,738
Interest Expense	(15,613)	(14,677)	(31,527)	(28,803)
Other	(573)	131	(682)	313

Net (Loss) Income	$(6,823)	$6,985	$(19,802)	$15,248

Note 6:  Bank Agreement Amendments
On April 20, 2001, the Company’s acquisition and working capital bank facilities were amended to modify the cash flow to interest expense coverage covenant.  Given the Partnership’s decision to preserve its timber assets until log and land prices improve, and the fact that weak lumber prices continued to adversely affect its manufacturing segment results, relief from this covenant requirement was required.

The Partnership’s bank group agreed, under conditions contained in the amendments, to temporarily modify the existing credit agreements. With these modifications, the Partnership received the covenant relief necessary in order to follow its near term operating plan of waiting out the current product price environment during the first and second quarters of 2001.  As a result of these amendments, the Partnership’s revolving credit facility became secured by its accounts receivable and inventories and the acquisition facility line was reduced to the outstanding balance of $199.3 million.  The margin paid by the Partnership on both LIBOR and prime rate loans under these facilities increased by 1.125 percentage points under the amended agreements.

The Partnership incurred an amendment fee of approximately $1.1 million, which is being recognized ratably over the second and third quarters of 2001 as amortization of debt issuance costs in the accompanying consolidated statement of operations.

At the September 30, 2001 compliance date and continuing through the existing term of the amended credit facilities, the cash flow to interest expense covenant will return to its original level, which existed prior to the April 20, 2001 amendments.  Given its plan to continue operating the Partnership at current, reduced production levels, management believes that the Partnership will not be able to comply with this covenant. Based upon discussions with its banking agent and financial advisors, management has sought and anticipates receiving a modification of this covenant to allow the Partnership time to implement a longer term solution for satisfying this covenant.

If the Partnership does not receive a modification from the bank group, and another solution is not available, $199.3 million of bank debt currently classified as long-term at June 30, 2001 could be reclassified as a current liability at September 30, 2001.  If this situation is not cured within thirty days past the non-compliance date of the bank debt, then the senior note debt ($486.0 million at June 30, 2001) could also be reclassified as a current liability at September 30, 2001.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
Crown Pacific's principal operations consist of the growing and harvesting of timber, the sale of logs and the processing and sale of lumber and other wood products.  The Partnership’s ability to implement its business strategy over the long term and its results of operations depend upon a number of factors, many of which are beyond its control.  These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

Forward-Looking Statements
Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding the Partnership’s expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate.  These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels, timing and amounts received for stumpage, property and asset sales. The Partnership’s business and prospects are subject to a number of risks, including the volatility of global timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, as well as the substantial capital expenditures required to supply its operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where the Partnership’s products are sold, including Southeast Asia and Japan.  Other risk factors include the ability of the Partnership to implement its business strategy and the value of the U.S. dollar against foreign currencies.  These and other risks are described in the Partnership’s registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q and reports to unitholders, which are available from the Partnership or the United States Securities and Exchange Commission.

Financial Condition
The Partnership’s primary sources of liquidity have been cash provided by operating activities, including stumpage and property sales, as well as debt and equity financings.

Cash used by operating activities was $12.9 million in the first six months of 2001 and resulted primarily from a net loss of $7.2 million (net of non-cash expenses of $12.6 million), an increase in accounts and notes receivable of $2.7 million, an increase in prepaids and other current assets of $2.5 million and a decrease in accounts payable and accrued expenses of $6.1 million, offset by a decrease in inventories of $5.0 million. Working capital decreased to $75.6 million at June 30, 2001 compared to $81.6 million at December 31, 2000.

Net cash provided by investing activities of $1.1 million resulted primarily from $11.1 million proceeds from the sale of property, offset by the use of $6.3 million for additions to timberlands and timber cutting rights and $4.3 million used for additions to equipment.

Net cash provided by financing activities of $2.9 million resulted primarily from a $4.0 million net increase in short-term borrowings, offset by net repayments on long-term debt of $1.1 million.

Cash necessary to enable the Partnership to pay quarterly cash distributions, if any, (in accordance with the Partnership Agreement), to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant.  Additions to plant and equipment totaled $4.3 million in the first six months of 2001, primarily for a new planer mill at the Partnership’s Gilchrist, Oregon facility, and are expected to total less than $5.0 million during all of 2001. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $6.3 million in the first six months of 2001. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property sales, cash generated from operations, current funds or bank borrowings.  The Partnership does not expect to make cash distributions from its current funds or from cash generated by operating activities until significantly improved market conditions will support a sustained quarterly distribution.

The Partnership has a $58 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  At June 30, 2001, the Partnership had $35 million outstanding under this facility, with a weighted average interest rate of 7.25%.

The Partnership has a $199.3 million, three-year credit line with a group of banks to provide for the acquisition of additional timber, timberlands and related assets and capital expenditures. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002.  At the end of the revolving period, the Partnership may elect to convert any outstanding borrowings under this facility to a four-year term loan, requiring quarterly principal payments equal to 6.25% of the outstanding principal balance on the conversion date.  At June 30, 2001, the Partnership had $199.3 million outstanding under this facility, with a weighted average interest rate of 7.09%.

The $58 million working capital facility and the $199.3 million acquisition facility were amended in April 2001.  See Note 6 to the financial statements included in this Form 10-Q for more information about the amendments and for the need for additional covenant relief.

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

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions, the amount of future indebtedness and other financial ratios.  After giving effect to the amendments described in Note 6 above, the Partnership was in compliance with such covenants at June 30, 2001.  See Note 6 to the financial statements included in this Form 10-Q for a discussion of the Partnership’s need for additional relief from certain of its covenants with respect to the quarter ending September 30, 2001.

New Accounting Pronouncements
In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”).  SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000.  The Partnership does not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 in the first quarter of 2001 did not have an impact on its financial position, results of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited on a prospective basis only.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Partnership will be on January 1, 2002.  The Partnership does not expect that the adoption of SFAS 141 will have a significant impact on the financial condition or results of operations of the Partnership.  The Partnership is currently evaluating what the effects of adopting of SFAS 142 will be on its financial position and results of operations.

Results of Operations
Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

General
Revenues during the second quarter ended June 30, 2001 decreased $48.1 million, or 22.4%, to $166.2 million, from $214.3 million in the same quarter of 2000.  The decrease reflects the impact of lower log and lumber sales volumes and realizations and lower property sale activity compared to the second quarter of 2000.

Cost of sales as a percentage of sales increased to 88.8% in the second quarter of 2001, compared to 85.4% in the same quarter of 2000.   The increase is primarily the result of a decreased revenue base over which to spread fixed costs and increased depreciation, primarily due to additions made to the Partnership’s Gilchrist, Oregon mill, which were only partially offset by higher land sales margins, lower log and lumber costs and lower per unit manufacturing costs.

Selling, general and administrative expenses (“SG&A”) decreased 5.3% to $9.3 million (5.6% of revenues) in the second quarter of 2001, compared to $9.8 million (4.6% of revenues) in the second quarter of 2000 primarily as a result of lower salaries and wages, professional fees and public relations expense.  The increase as a percentage of sales is due to the decrease in net revenues in the second quarter of 2001 compared to the second quarter of 2000.

Interest expense increased 6.4% to $15.6 million in the second quarter of 2001, from $14.7 million in the second quarter of 2000.  The increase is a result of higher debt balances in the second quarter of 2001 due primarily to an increase in short-term borrowings in the first half of 2001 and the fact that the $27.0 million of borrowing related to the installation of a new small log line and planer mill at the Partnership’s Gilchrist sawmill was outstanding for the entire second quarter of 2001, but not the entire second quarter of 2000.

Amortization of debt issuance costs of $741,000 for the three months ended June 30, 2001 includes $506,000 of fees, which totaled approximately $1.1 million, for amendments made to its working capital bank facilities in April 2001.  The remaining amount will be amortized in the third quarter of 2001.

Other income, net includes interest income on notes receivable, rental income and other miscellaneous income.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands
Total external log sales, including property and stumpage sales, decreased 46.6% to $18.1 million, or 10.9% of revenue in the second quarter of 2001, compared to $34.0 million, or 15.9% of revenue in the second quarter of 2000.  Internal sales of logs to manufacturing decreased 46.9% to $23.9 million in the second quarter of 2001 from $45.0 million in the second quarter of 2000.  The decreases reflect significantly lower average realizations, lower internal consumption of logs and a planned decrease in fee harvest levels and property and stumpage sales.

Overall operating income from timberlands, including property sales, decreased 61.7% to $7.6 million in the second quarter of 2001 from $19.9 million in the second quarter of 2000, primarily as a result of a 46.9% decrease in log sales volume, a 20.7% decrease in average sales realizations compared to the second quarter of 2000 and reduced property sales, which were partially offset by lower non-fee and purchased log volume during the current quarter.

Domestic Log Sales
Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Quarter Ended June 30,

Tree Farm	2001	2000	% Change

Oregon	$157/MBF	$490/MBF	(68.0)%
Inland	$397/MBF	$350/MBF	13.4%
Hamilton	$470/MBF	$401/MBF	17.2%
Olympic	$367/MBF	$460/MBF	(20.2)%
Weighted average	$339/MBF	$430/MBF	(21.2)%

Decreases at the Oregon and Olympic tree farms reflect the impact of weak lumber markets on log pricing, increased supply in the marketplace, mix changes and an unwillingness of sawmills to build log inventories given the continuing volatility in the lumber markets.

The increases in average external prices at the Inland and Hamilton tree farms are primarily the result of favorable mix changes and sales type (i.e. delivered logs versus stumpage sales).

Domestic external log sales volumes decreased 47.2% in the second quarter of 2001 to 27.0 million board feet (MMBF), compared to 51.1 MMBF in the same quarter of 2000, primarily as a result of a planned decrease in fee harvest levels.  The voluntary reduction in harvest levels reflects the Partnership’s ongoing strategy to preserve its timber asset base until market conditions improve.  The domestic external volume, including stumpage, from each of the Partnership’s tree farms was as follows (in MBF):

	Quarter Ended June 30,

Tree Farm	2001	2000	% Change

Oregon tree farm	8,160	16,201	(49.6)%
Inland tree farm	5,918	11,785	(49.8)%
Hamilton tree farm	7,547	12,036	(37.3)%
Olympic tree farm	5,354	11,086	(51.7)%

Total	26,979	51,108	(47.2)%

Export Log Sales
Sales of logs to customers involved in exporting activities (excluded from total log sales volume above) were approximately $0.5 million, or 0.3% of sales, in the second quarter of 2001, compared to $1.0 million, or 0.5% of sales, for the same quarter of 2000.  The average realization for export logs decreased 18.3% to $509/MBF in the second quarter of 2001 compared to $623/MBF in the second quarter of 2000.  Sales volumes of export logs decreased 35.6% to 1.0 MMBF in the second quarter of 2001 compared to 1.6 MMBF in the second quarter of 2000.  The decreases in realization and volume are primarily a result of the impact of increased supplies, soft demand and mix issues.  Except for demand for the highest grade logs, export markets were soft during the current period.

Property Sales
Revenue and operating income from property sales in the second quarter of 2001 were $6.2 million and $4.8 million, respectively, compared to $8.4 million and $5.6 million, respectively in the second quarter of 2000.  Significantly lower property sales are planned for the third quarter of 2001 compared to the second quarter of 2001.

Manufacturing
External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, were $40.7 million, or 24.5% of sales in the second quarter of 2001, compared to $56.0 million, or 26.1% of sales in the same quarter of 2000.  The decreased revenues reflect a 16.9% decrease in external lumber sales volume, a 15.7% decrease in average external lumber sales realizations and a 7.4% decline in chip revenue.  The lower sales volume and chip revenue reflect lower production volume while the lower average realization reflects mix changes and market conditions.

Operating income from the manufacturing segment increased to $1.5 million in the second quarter of 2001 from $0.5 million in the second quarter of 2000.  The increase is primarily a result of a 20% decline in unit log costs and a 4.7% decline in unit manufacturing costs, offset in part by the decrease in revenue discussed above and 18.1% higher overhead costs (primarily as a result of increased depreciation at the Gilchrist, Oregon sawmill).

Average prices received for external lumber sales, excluding sales to the wholesale marketing segment, in the various regions were as follows:

	Quarter Ended June 30,

Region	2001	2000	% Change

Oregon	$342/MBF	$562/MBF	(39.1)%
Inland	$327/MBF	$336/MBF	(2.7)%
Washington	$306/MBF	$297/MBF	3.0%
Weighted average	$327/MBF	$388/MBF	(15.7)%

The lower average lumber realizations for the Oregon region reflect the combination of product mix and lower year-over-year lumber pricing.  As a result of prevailing log supplies, both Oregon sawmills produced a much larger percentage of lower priced pine dimension grade lumber instead of higher priced pine shop grade lumber during 2001 compared to 2000.

External lumber sales volumes decreased 16.9% in the second quarter of 2001 to 111.9 MMBF compared to 134.6 MMBF in the same period of 2000.  External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended June 30,

Region	2001	2000	% Change

Oregon	45,428	36,496	24.5%
Inland	34,552	64,925	(46.8)%
Washington	31,907	33,193	(3.9)%

Total	111,887	134,614	(16.9)%

The increased volume from the Oregon region reflects higher efficiencies at the Gilchrist planer mill as the new facility ramps-up to its practical production capacity.  The Partnership expects slightly higher volume in the third quarter of 2001 as the production rate at the Gilchrist mill continues to increase.

The decreases at the Inland and Washington mills reflect lower production volumes due to modified one-shift production schedules at both Inland sawmills and at the Marysville studmill, which were partially offset by increases at the Port Angeles studmill.

By-product revenues accounted for 2.2% of revenue in the second quarter of 2001, compared to 1.7% of revenue in the second quarter of 2000.  Residual wood chip prices increased to $71 per bone dry unit (BDU) in the second quarter of 2001 compared to $67/BDU in the second quarter of 2000. The 6.0% higher average realization reflects the benefit of higher demand and market pricing in both the Inland and Oregon regions.  Woodchip volume decreased 13.9% to 50,246 BDUs in the second quarter of 2001 compared to 58,332 BDUs in the second quarter of 2000.  The lower volume reflects the impact of lower production from the Partnership’s sawmills during the second quarter of 2001.

Wholesale Marketing
The Partnership’s wholesale operations involve sales of lumber and other wood products, much of which were not manufactured by the Partnership.  Sales from the wholesale operations totaled $107.0 million, or 64.4% of sales in the second quarter of 2001, compared to $120.5 million, or 56.2% of sales in the second quarter of 2000.

Operating income from wholesale operations decreased 12.9% to $3.2 million in the second quarter of 2001 from $3.6 million in the second quarter of 2000. The decreases in revenue and operating income are a result of significantly lower building material prices, which were only partially offset by increased sales volume at the Partnership’s Alliance, Desert and Cheshire lumber operations.  Housing activity has been strong in these markets and the Desert Lumber operation is realizing the benefits of the Reno yard capacity expansion with a gain in market share for that area. The Partnership increased its sales volume of internally produced lumber through this segment by 21.5% in the second quarter of 2001 compared to the second quarter of 2000, reflecting a planned defensive strategy to support mill sales during periods of soft market conditions.

Results of Operations
Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

General
Revenues during the six months ended June 30, 2001 decreased 31.7% to $305.0 million, from $446.0 million in the same period of 2000.  The decrease reflects the impact of lower log and lumber sales volumes and realizations and lower property sale activity compared to the first half of 2000.

Cost of sales as a percentage of sales increased to 89.8% in the first six months of 2001, compared to 85.5% in the same period of 2000.  The increase is primarily the result of a decreased revenue base over which to spread fixed costs and increased depreciation, primarily due to additions made to the Partnership’s Gilchrist, Oregon mill, which were only partially offset by higher land sales margins, lower log and lumber costs and lower per unit manufacturing costs.

Selling, general and administrative expenses decreased 12.1% to $18.7 million (6.2% of revenues) in the first six months of 2001, from $21.3 million (4.8% of revenues) in the same period of 2000. The decrease is primarily a result of lower salaries and wages, professional fees and public relations expense.  The increase as a percentage of sales is due to the decrease in sales in the first half of 2001.

Interest expense increased 9.5% to $31.5 million in the first six months of 2001, from $28.8 million in the first six months of 2000.  The increase is a result of higher debt balances in the first six months of 2001 due primarily to an increase in short-term borrowings and the fact that $27.0 million of spending related to the installation of a new small log line and planer mill were outstanding for the entire first six months of 2001, but not the entire first six months of 2000.

Amortization of debt issuance costs of $973,000 for the six months ended June 30, 2001 includes $506,000 of fees, which totaled approximately $1.1 million, for an amendment made to the Partnership’s working capital bank facilities in April 2001.  The remaining amount will be amortized in the third quarter of 2001.

Other income, net includes interest income on notes receivable, rental income and other miscellaneous income.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands
Total external log sales, including property and stumpage sales, decreased 40.9% to $40.7 million, or 13.4% of revenue in the first six months of 2001, compared to $69.0 million, or 15.5% of revenue in the first six months of 2000.  Internal sales of logs to manufacturing decreased 55.0% to $48.8 million in the first six months of 2001 from $108.4 million in the first six months of 2000.  The decreases reflect significantly lower average realizations, lower consumption of logs at the Partnership’s sawmills and a planned decrease in fee harvest levels and property and stumpage sales.

Overall operating income from timberlands, including property sales, decreased 65.2% to $13.3 million in the first six months of 2001 from $38.3 million in the first six months of 2000, primarily as a result of a 44.1% decrease in external log sales volume and a 17.7% decrease in average sales realizations compared to the first six months of 2000 and reduced property sales, which were partially offset by lower non-fee and purchased log volume during the current period.

Domestic Log Sales
Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet “MBF”):

	Six Months Ended June 30,

Tree Farm	2001	2000	% Change

Oregon	$155/MBF	$493/MBF	(68.6)%
Inland	$407/MBF	$304/MBF	33.9%
Hamilton	$457/MBF	$447/MBF	2.2%
Olympic	$378/MBF	$465/MBF	(18.7)%
Weighted average	$295/MBF	$397/MBF	(25.7)%

Decreases at the Oregon and Olympic tree farms reflect the impact of weak lumber markets on log pricing, increased supply in the marketplace and changes in the mix of both species and sales type (i.e. stumpage versus delivered logs).

The increases in average realization at the Inland and Hamilton tree farms are primarily the result of favorable mix changes and sales type (i.e. delivered logs versus stumpage sales).

Domestic external log sales volumes decreased 43.6% in the first six months of 2001 to 71.2 million board feet (MMBF), compared to 126.3 MMBF in the first six months of 2000, primarily as a result of decreased demand.

The external volume from each of the Partnership’s tree farms was as follows (in thousands of board feet (MBF)):

	Six Months Ended June 30,

Tree Farm	2001	2000	% Change

Oregon tree farm	33,191	22,885	45.0%
Inland tree farm	9,760	54,575	(82.1)%
Hamilton tree farm	15,535	22,383	(30.6)%
Olympic tree farm	12,679	26,412	(52.0)%

Total	71,165	126,255	(43.6)%

The increase at the Oregon tree farm is a result of increased stumpage activity in the first quarter of 2001.

The decreases at the Inland, Hamilton and Olympic tree farms are a result of planned reductions in the overall fee harvest program and stumpage sale activity during the first half of 2001 compared to the same period of 2000.

Export Log Sales
Sales of logs to customers involved in exporting activities (excluded from total log sales volume above) were approximately $1.2 million, or 0.4% of sales in the first six months of 2001, compared to $3.2 million, or 0.7% of sales in the first six months of 2000.  The average realization for export logs decreased 14.7% to $551/MBF in the first six months of 2001 compared to $646/MBF in the first six months of 2000.  Sales volumes of export logs decreased 55.5% to 2.2 MMBF in the first six months of 2001 compared to 5.0 MMBF in the first six months of 2000.  The decreases in realization and volume are primarily a result of the impact of increased supplies in the marketplace and soft demand.  Except for demand for the highest grade logs, export markets were soft during the current period.

Property Sales
Revenue and operating income from property sales in the first six months of 2001 were $12.5 million and $9.2 million, respectively, compared to $9.5 million and $6.3 million, respectively in the first six months of 2000.  Significantly lower property sales are expected for the third quarter of 2001 compared to levels reported in the prior year period and during the first two quarters of 2001.

Manufacturing
External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, were $72.6 million, or 23.8% of sales in the first six months of 2001, compared to $123.9 million, or 27.8% of sales in the first six months of 2000.  The decreased revenues reflect a 23.7% decrease in external lumber sales volume, a 27.5% decrease in average external lumber sales realizations and a 7.4% decline in chip revenue.  The lower sales volume and chip revenue reflect lower production volume, while the lower realization reflects both mix changes and weak markets.

Operating income from the manufacturing segment decreased to a loss of $0.6 million in the first six months of 2001 from income of $5.5 million in the first six months of 2000.  The decrease is primarily a result of the decrease in revenue discussed above and 15.4% higher overhead costs (primarily as a result of increased depreciation at the Gilchrist, Oregon sawmill), partially offset by a 6.1% decline in unit manufacturing costs and 27.6% lower log costs compared to the first six months of 2000.

Average prices received for external lumber sales, excluding sales to the wholesale marketing segment, in the various regions were as follows:

	Six Months Ended June 30,

Region	2001	2000	% Change

Oregon	$318/MBF	$595/MBF	(46.6)%
Inland	$303/MBF	$359/MBF	(15.6)%
Washington	$283/MBF	$312/MBF	(9.3)%
Weighted average	$303/MBF	$418/MBF	(27.5)%

The lower realizations reflect the combination of weak lumber markets and mix changes.

The lower average lumber realizations for the Oregon region reflect the combination of product mix and lower year-over-year lumber pricing.  As a result of prevailing log supplies, both Oregon sawmills are now producing a much larger percentage of lower priced pine dimension grade lumber instead of higher priced pine shop grade lumber compared to the same period in 2000.

External lumber sales volumes decreased 23.7% in the first six months of 2001 to 213.0 MMBF compared to 279.1 MMBF in the same period of 2000.  External sales volumes from the various regions were as follows (in MBF):

	Six Months Ended June 30,

Region	2001	2000	% Change

Oregon	81,774	82,649	(1.1)%
Inland	69,575	127,790	(45.6)%
Washington	61,639	68,695	(10.3)%

Total	212,988	279,134	(23.7)%

The volume from the Oregon region reflects higher efficiencies at the Gilchrist sawmill as the new small log line and planer mill ramp-up to a practical production capacity.  The Partnership expects slightly higher volume in the third quarter of 2001 compared to the second quarter of 2001 as the production rate at the Gilchrist mill continues to increase.

The decreases at the Inland and Washington mills reflect lower production volumes due to modified one-shift production schedules at both Inland sawmills and at the Marysville studmill, which were partially offset by increases at the Port Angeles studmill.

By-product revenues accounted for 2.7% of revenue in the first six months of 2001, compared to 1.9% of revenue in the first six months of 2000.  Residual wood chip prices increased to $73 per bone dry unit (BDU) in the first six months of 2001 compared to $67/BDU in the first six months of 2000. The higher average realization reflects higher demand and market pricing in both the Inland and Oregon lumber regions.  Woodchip volume decreased 14.6% to 98,900 BDUs in the first six months of 2001 compared to 115,861 BDUs in the first six months of 2000.  The lower volume reflects the impact of lower lumber production from the Partnership’s sawmills during the first six months of 2001.

Wholesale Marketing
The Partnership’s wholesale operations involve sales of lumber and other wood products, much of which were not manufactured by the Partnership.  Sales from the wholesale operations totaled $191.1 million, or 62.7% of sales in the first six months of 2001, compared to $246.2 million, or 55.2% of sales in the first six months of 2000.  Operating income from wholesale operations decreased 24.9% to $6.2 million in the first six months of 2001 from $8.3 million in the first six months of 2000.  The decreases in revenue and operating income are primarily the result of significantly lower building material prices.  Operating income was further affected by increased operating expenses at two operations.  These factors were partially offset by favorable raw material purchase prices. In addition, the Partnership increased its sales volume of internally produced lumber through this segment by 31.7% in the first six months of 2001 compared to the first six months of 2000.  The Desert Lumber operation is realizing the benefits of the Reno yard capacity expansion, which was completed in the first quarter of 2001, with a gain in market share for that area in the second quarter of 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s only financial instruments with market risk exposure are its variable rate lines of credit.  At June 30, 2001, the Partnership had $234.3 million outstanding under its lines of credit with a weighted average interest rate of 7.11%.  A hypothetical 10 percent increase in interest rates to 7.81% would not have a material impact on the Partnership’s cash flows.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K

(a)	The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

             Exhibit No. and Description

10.1	First Amendment, dated April 20, 2001, to Amended and Restated Credit Agreement dated December 1, 1999. Incorporated by reference from the Partnership’s Form 10-Q for the quarter ended March 31, 2001.

10.2	First Amendment, dated April 20, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999. Incorporated by reference from the Partnership’s Form 10-Q for the quarter ended March 31, 2001.

(b) Reports on Form 8-K:

             There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001		CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

By:	/s/ Richard D. Snyder

Richard D. Snyder
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)