Form 10-Q
period 2001-09-30
CROWN PACIFIC PARTNERS L P
filed 2001-11-14
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at November 14, 2001)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended
	September 30,
	2001	2000
Revenues	$163,926	$190,279

Operating costs:
Cost of products sold	153,639	160,016
Selling, general and administrative expenses	9,101	9,860

Operating income	1,186	20,403

Interest expense	15,294	15,268
Amortization of debt issuance costs	955	240
Other income, net	(2,199)	(1,740)

Net (loss) income	$(12,864)	$6,635

Net (loss) income per unit	$(0.42)	$0.22

Weighted average units outstanding	30,527,030	30,410,906

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2001	2000
Revenues	$468,903	$636,267

Operating costs:
Cost of products sold	427,528	541,011
Selling, general and administrative expenses	27,782	31,115

Operating income	13,593	64,141

Interest expense	46,821	44,071
Amortization of debt issuance costs	1,928	731
Other income, net	(2,490)	(2,544)

Net (loss) income	$(32,666)	$21,883

Net (loss) income per unit	$(1.06)	$0.71

Weighted average units outstanding	30,519,799	30,401,863

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

Assets

	September 30,	December 31,
	2001	2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$20,542	$14,537
Accounts receivable, net of allowances of $1,505 and $1,554	110,082	113,560
Notes receivable	3,898	4,502
Inventories	43,495	58,560
Deposits on timber cutting contracts	1,657	2,811
Prepaid and other current assets	3,383	1,491

Total current assets	183,057	195,461

Property, plant and equipment, net of accumulated depreciation of $43,780 and $38,805	69,957	79,162
Timber, timberlands and roads, net	615,649	633,926
Intangible assets, net	34,505	34,182
Other assets	11,054	12,448

Total assets	$914,222	$955,179

Liabilities and Partners' Capital

Current liabilities:
Notes payable	$36,000	$32,000
Accounts payable	44,853	50,683
Accrued expenses	13,919	20,315
Accrued interest	13,711	10,711
Current portion of long-term debt	55	166

Total current liabilities	108,538	113,875

Long-term debt	685,425	688,965
Other non-current liabilities	270	729
	794,233	803,569

Commitments and contingent liabilities

Partners' capital:
General partners	(88)	194
Limited partners (30,527,030 and 30,410,906 units outstanding at September 30, 2001 and December 31, 2000, respectively)	120,077	151,416
Total partners' capital	119,989	151,610

Total liabilities and partners' capital	$914,222	$955,179

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(32,666)	$21,883
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	31,523	41,834
Gain on sale of property	(12,160)	(16,374)
Net change in current assets and current liabilities, net of the effects of business combinations:
Accounts and notes receivable	3,603	(15,394)
Inventories	14,962	2,514
Deposits on timber cutting contracts	1,154	(603)
Prepaid and other current assets	(1,468)	1,018
Accounts payable and accrued expenses	(9,516)	1,192
Net cash (used in) provided by operating activities	(4,568)	36,070

Cash flows from investing activities:
Additions to timberlands	(7,701)	(97,937)
Additions to timber cutting rights	(201)	(11,303)
Additions to equipment	(8,582)	(30,533)
Proceeds from sales of property	24,610	27,961
Deposit received on future asset sale	-	4,200
Principal payments received on notes	2,088	1,112
Purchase of a business	-	(3,511)
Other investing activities	13	(1,246)
Net cash provided by (used in) investing activities	10,227	(111,257)

Cash flows from financing activities:
Net increase in short-term borrowings	4,000	24,500
Proceeds from issuance of long-term debt	29	109,444
Repayments of long-term debt	(3,680)	(815)
Contributions of capital	45	990
Distributions to partners	-	(52,497)
Other financing activities	(48)	391
Net cash provided by financing activities	346	82,013

Net increase in cash and cash equivalents	6,005	6,826
Cash and cash equivalents at beginning of period	14,537	21,616

Cash and cash equivalents at end of period	$20,542	$28,442

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  This Form 10-Q should be read in conjunction with the financial statements in the Partnership's 2000 annual report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2001 and 2000 have been included.  All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net (loss) income per unit was calculated using the weighted average number of common units outstanding divided into net (loss) income, after adjusting for the General Partner interest.  The General Partner (loss) income allocation was $(129) and $66 for the three months ended September 30, 2001 and 2000, respectively, and $(327) and $219 for the nine months ended September 30, 2001 and 2000, respectively.  There is no difference between basic and diluted earnings per unit.

Note 2: Inventories

Inventories at manufacturing locations, consisting of lumber and logs, are stated at the lower of LIFO cost or market.  Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market.  Inventories consisted of the following:

	September 30, 2001	December 31, 2000
Lumber	$7,804	$12,363
Logs	5,967	16,232
Supplies	3,149	4,355
LIFO adjustment	2,042	1,792
Manufacturing inventory	18,962	34,742
Wholesale products	24,533	23,818
Total	$43,495	$58,560

Note 3: Timber, Timberlands and Roads

In the first quarter of each year, the Partnership performs an update of its timber inventory system.  The update resulted in a net increase in depletion costs for the first nine months of 2001 of approximately $0.6 million, or $0.02 per unit, and a net increase in depletion costs for the first nine months of 2000 of approximately $1.1 million, or $0.03 per unit, with no impact on cash flow.

Note 4: Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine months ended September 30,
	2001	2000
Cash paid during the period for interest	$44,199	$39,863
Business assets acquired with Partnership units	1,000	1,200
Note received for sale of property	1,500	-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues (in thousands)	2001	2000	2001	2000
Timberlands:
Trade	$16,792	$54,997	$57,539	$123,975
Intersegment	21,873	13,471	70,634	121,884
	38,665	68,468	128,173	245,859
Manufacturing:
Trade	41,409	29,935	113,990	153,847
Intersegment	4,328	2,342	11,667	9,857
	45,737	32,277	125,657	163,704
Wholesale Marketing:
Trade	105,458	101,740	296,597	347,952
Intersegment	6,731	7,658	20,705	31,914
	112,189	109,398	317,302	379,866
Corporate and Other:
Trade	267	3,607	777	10,493
Intersegment	(156)	582	395	2,285
	111	4,189	1,172	12,778
Total:
Total Revenue	196,702	214,332	572,304	802,207
Less Intersegment	(32,776)	(24,053)	(103,401)	(165,940)
Net Revenue	$163,926	$190,279	$468,903	$636,267

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (in thousands)	2001	2000	2001	2000
Timberlands	$1,980	$24,472	$15,304	$62,789
Manufacturing	(1,053)	(3,080)	(1,636)	2,402
Wholesale	3,322	3,811	9,527	12,076
Corporate and Other	(3,063)	(4,800)	(9,602)	(13,126)
Operating Income	1,186	20,403	13,593	64,141
Interest Expense	(15,294)	(15,268)	(46,821)	(44,071)
Other	1,244	1,500	562	1,813
Net (Loss) Income	$(12,864)	$6,635	$(32,666)	$21,883

Note 6:  Bank Agreement Amendments

On April 20, 2001 and again on November 7, 2001, the Company’s acquisition and working capital bank facilities were amended to modify the cash flow to interest expense coverage covenant.  Given the Partnership’s decision to preserve its timber assets until log and land prices improve, and the fact that weak lumber prices continued to adversely affect its manufacturing segment results, relief from this covenant requirement was required.

With these latest modifications, the Partnership received adequate liquidity and covenant relief necessary in order to follow its operating plan through 2002.  As a result of these amendments, the Partnership’s revolving credit facility line was reduced to its then current outstanding level of $40 million (including letters of credit) and was secured by the Partnership’s accounts receivable and inventories and the acquisition facility line was reduced to its then outstanding balance of $199.3 million.  The November amendment eliminated the cash flow to interest expense coverage covenant and replaced it with required levels of cash flow at quarterly compliance dates beginning December 31, 2001.  The amendments also allowed the use of certain funds from dispositions to be used for operations and required the payoff of both bank facilities by December 2002. Pursuant to the November amendments to the agreements, the interest rate paid by the Partnership under these facilities is either LIBOR plus 3.50 percentage points or prime plus 2.50 percentage points.

The Partnership incurred an amendment fee of approximately $1.1 million for the April amendments, which was recognized ratably over the second and third quarters of 2001 as amortization of debt issuance costs in the accompanying consolidated statement of operations.  Fees for the November amendment, including advisor fees and expenses, should approximate $2.6 million and will be recognized ratably through November 2002, the expiration date of the bank facilities.

The Partnership believes that, through certain asset sales and/or refinancing, it will be able to meet the November 2001 amended covenants and compliance dates for the duration of the agreements.

Note 7:  Strategic Alliance

On September 28, 2001, the Partnership completed a strategic alliance with Louisiana-Pacific Corporation (“LP”).  The strategic alliance involved the sale of the Partnership’s Bonners Ferry, Idaho sawmill to LP, for net proceeds to the Partnership of approximately $8.0 million (including certain working capital accounts), the collection of receivables of approximately $9.7 million and the provision of a long-term log supply commitment from the Partnership’s 251,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  In addition, LP subleased the Bonners Ferry sawmill, the cost of which the Partnership estimates has a net present value of $18.0 million.

Note 8:  Mill Closures

In August 2001, the Partnership announced that its Coeur d’Alene, Idaho and Prineville, Oregon sawmills will be closed during the fourth quarter of 2001.  The Partnership is in the process of liquidating the Coeur d’Alene sawmill related assets, including plant, property and equipment.  The Prineville sawmill equipment will be mothballed indefinitely on site.  These closures and related inventory and asset dispositions are expected to provide net proceeds of approximately $15.0 million and decrease operating losses during the fourth quarter of 2001 and during the full year of 2002.

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

Cash used by operating activities was $4.6 million in the first nine months of 2001 and resulted primarily from a net loss of $13.3 million (net of non-cash expenses of $19.4 million), an increase in prepaids and other current assets of $1.5 million and a decrease in accounts payable and accrued expenses of $9.5 million, offset by a decrease in accounts and notes receivable of $3.6 million, a decrease in inventories of $15.0 million and a decrease in timber deposits of $1.1 million. Working capital decreased to $74.5 million at September 30, 2001 compared to $81.6 million at December 31, 2000.  The increase in cash during the third quarter of 2001 primarily reflects the sale of the Bonners Ferry sawmill, net proceeds on an aircraft disposition and reductions in both accounts receivable and inventory balances.

The $3.6 million decrease in accounts receivable and the $15.0 million decrease in inventories are primarily the result of the Partnership’s efforts to maximize cash flow, the planned closure of its Coeur d’Alene and Prineville facilities and the collection of a significant stumpage receivable associated with the sale of the Bonners Ferry Sawmill during the third quarter of 2001.  The Partnership expects inventories to decrease further in the fourth quarter of 2001 as it sells off the remaining inventory at its Coeur d’Alene and Prineville sawmills.

Net cash provided by investing activities of $10.2 million resulted primarily from $24.6 million proceeds from the sale of timberland and other fixed assets and the collection of $2.1 million of notes receivable, offset by the use of $7.9 million for additions to timberlands and timber cutting rights and $8.6 million used for additions to equipment.

Net cash provided by financing activities of $346,000 resulted primarily from a $4.0 million net increase in short-term borrowings, offset by net repayments on long-term debt of $3.7 million.

Cash necessary to enable the Partnership to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant.  Additions to plant and equipment totaled $8.6 million in the first nine months of 2001, primarily for a new planer mill at the Partnership’s Gilchrist, Oregon facility, replacement aircraft and environmental related improvements and are expected to total less than $9.0 million during all of 2001. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $7.9 million in the first nine months of 2001. The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, cash generated from operations, current funds or bank borrowings.  Based upon the amendments to the bank facilities discussed in Note 6, the Partnership believes it has adequate liquidity to fund its operating plan.  The Partnership does not expect to make cash distributions from its current funds or from cash generated by operating activities until significantly improved market conditions will support a sustained quarterly distribution.

The Partnership received proceeds of $8.0 million in the fourth quarter of fiscal 2001 related to the sale of its Bonners Ferry sawmill.  In addition, the Partnership anticipates additional proceeds to be received as a result of plans to close the Coeur d’Alene sawmill and further asset sales planned over the next several quarters.  These proceeds will be used primarily for the reduction of currently outstanding bank debt and note maturities as they occur.

The Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expire on December 1, 2002.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  At September 30, 2001, the Partnership had $35.0 million outstanding under this facility, with a weighted average interest rate of 7.92%.

The Partnership has a $199.3 million, three-year credit line with a group of banks to provide for the acquisition of timber, timberlands and related assets and capital expenditures. The acquisition facility bears a floating rate of interest, is unsecured and expires December 1, 2002.  At September 30, 2001, the Partnership had $199.3 million outstanding under this facility, with a weighted average interest rate of 6.68%.

The $40 million working capital facility and the $199.3 million acquisition facility were amended in April 2001 and again in November 2001.  See Note 6 to the financial statements included in this Form 10-Q for more information about the amendments.

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

C.P. Air, a subsidiary of the Partnership, borrowed $2.8 million in January 2000 to finance a new aircraft.  The debt was paid off during the third quarter of 2001 upon the sale of the aircraft.

All of the Partnership's senior note agreements and bank lines of credit contain certain restrictive covenants, including limitations on harvest levels, land sales, cash distributions, the amount of future indebtedness and other financial ratios.  After giving effect to the amendments described in Note 6 above, the Partnership was in compliance with such covenants at September 30, 2001.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method will be prohibited on a prospective basis only.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Partnership will be on January 1, 2002.  The Partnership does not expect that the adoption of SFAS 141 will have a significant impact on the financial condition or results of operations of the Partnership.  The Partnership is currently evaluating what the effects of adopting SFAS 142 will be on its financial position and results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business."  The Partnership is currently reviewing the effects of adopting SFAS 144 on its financial position and results of operations.

Results of Operations

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

General

Revenues during the third quarter ended September 30, 2001 decreased $26.4 million, or 13.9%, to $163.9 million, from $190.3 million in the same quarter of 2000.  The decrease is primarily a result of reduced fee harvest levels, fewer high-margin stumpage sales and minimal property sale activity during the third quarter of 2001 compared to the prior year, partially offset by increased lumber sales activity.

Cost of sales as a percentage of sales increased to 93.7% in the third quarter of 2001, compared to 84.1% in the same quarter of 2000.  The increase is primarily the result of a decreased revenue base over which to spread fixed costs, increased depreciation, (principally the Partnership’s Gilchrist, Oregon mill) and fewer high margin stumpage and property sales.  The increase was partially offset by lower purchased log and lumber costs and lower per unit manufacturing costs.

Selling, general and administrative expenses (“SG&A”) decreased 7.7% to $9.1 million (5.6% of revenues) in the third quarter of 2001, compared to $9.9 million (5.2% of revenues) in the third quarter of 2000. The decrease is primarily the result of lower salaries and wages, professional fees and public relations expense in the third quarter of 2001 compared to the prior period, which includes the results of other operations, which were disposed in the third quarter of 2000.  The increase as a percentage of sales is due to the decrease in net revenues in the third quarter of 2001 compared to the third quarter of 2000.

Interest expense for the third quarter of 2001 was at the same level as the prior year period.

Amortization of debt issuance costs of $955,000 for the three months ended September 30, 2001 includes $578,000 of fees, which totaled approximately $1.1 million, for amendments made to the Partnership’s working capital bank facilities in April 2001.

Other income, net includes a net gain of $2.4 million on the sale of assets, interest income on notes receivable, rental income and other miscellaneous income.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external log sales, including property and stumpage sales, decreased 69.5% to $16.8 million, or 10.2% of revenue in the third quarter of 2001, compared to $55.0 million, or 28.9% of revenue in the third quarter of 2000.  The decrease in external sales reflects significantly less property sales and log sales volume, which include stumpage sales volume.  These factors were partially offset by an increase in average log sales realization.  Additionally, the Partnership utilized more fee timber internally rather than selling to third party customers.  This decision also alleviated price pressure on external log pricing by curtailing available supplies in local log markets.  The Partnership expects the fourth quarter of 2001 internal consumption to be lower than the third quarter of 2001 due primarily to the sale of the Bonners Ferry sawmill and the closure of the Coeur d’Alene and Prineville facilities.

Overall operating income from timberlands, including property sales, decreased 91.9% to $2.0 million in the third quarter of 2001 from $24.5 million in the third quarter of 2000, primarily as a result of significantly less property sales, a decrease in log sales volume and a large decrease in high-margin stumpage sales volume, partially offset by an increase in average sales realization, a lower per unit non-fee and purchased log costs and lower segment overhead expense in the third quarter of 2001 compared to the third quarter of 2000.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage, but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Quarter Ended September 30,
Tree Farm	2001	2000	% Change
Oregon	$250/MBF	$440/MBF	(43.2)%
Inland	$451/MBF	$249/MBF	81.1%
Hamilton	$422/MBF	$466/MBF	(9.4)%
Olympic	$363/MBF	$471/MBF	(22.9)%
Weighted average	$416/MBF	$285/MBF	46.0%

Decreases at the Oregon, Hamilton and Olympic tree farms reflect the impact of weak lumber markets on log pricing, increased supply in the marketplace, mix changes and an unwillingness of sawmills to build log inventories given the continuing volatility in the lumber markets.

The increase in average external prices at the Inland tree farm is primarily the result of favorable mix changes and sales type (i.e. delivered logs versus stumpage sales).

Domestic external log sales volumes, excluding pulpwood, decreased 74.0% in the third quarter of 2001 to 30.4 million board feet (MMBF), compared to 116.8 MMBF in the same quarter of 2000, primarily as a result of a planned decrease in fee harvest levels.  The reduction in harvest levels reflects the Partnership’s ongoing strategy to preserve its timber asset base until market conditions improve.

The domestic external volume, including stumpage, but excluding pulpwood, from each of the Partnership’s tree farms was as follows (in MBF):

	Quarter Ended September 30,
Tree Farm	2001	2000	% Change
Oregon tree farm	4	234	(98.3)%
Inland tree farm	9,589	101,858	(90.6)%
Hamilton tree farm	13,253	7,134	85.8%
Olympic tree farm	7,565	7,562	0.0%
Total	30,411	116,788	(74.0)%

Export Log Sales

Sales of logs to customers involved in exporting activities (excluded from total log sales volume above) were approximately $229,000 in the third quarter of 2001, compared to $1.9 million for the same quarter of 2000.  The average realization for export logs remained relatively flat at $658/MBF in the third quarter of 2001 compared to $655/MBF in the third quarter of 2000.  Sales volumes of export logs decreased 88.0% to 348 MBF in the third quarter of 2001 compared to 2,900 MBF in the third quarter of 2000.  The decrease in volume is primarily a result of soft demand.

Property Sales

Revenue and operating income from property sales in the third quarter of 2001 were $1.0 million and $546,000, respectively, compared to $16.2 million and $8.9 million, respectively, in the third quarter of 2000.  The Partnership has no planned property sales during the fourth quarter of 2001.

Manufacturing

External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, were $41.4 million, or 25.3% of sales in the third quarter of 2001, compared to $29.9 million, or 15.7% of sales in the same quarter of 2000.  The increased revenues reflect a 35.3% increase in external lumber sales volume, a 2.6% increase in average external lumber sales realizations and higher chip revenue.  The increased volume reflects the absence of downtime in the current year period at two Partnership sawmills compared to the prior year period and increased production at the Gilchrist facility during the current year period.  The Partnership expects lumber sales to decrease in the fourth quarter of 2001 due to the sale of the Bonners Ferry sawmill and the closure of the Coeur d’Alene and Prineville sawmills.

The operating loss from the manufacturing segment decreased to $1.1 million in the third quarter of 2001 from $3.1 million in the third quarter of 2000.  The decrease in the loss is primarily a result of higher revenue as discussed above and lower unit manufacturing costs.

Average prices received for external lumber sales, excluding sales to the wholesale marketing segment, in the various regions were as follows:

	Quarter Ended September 30,
Region	2001	2000	% Change
Oregon	$326/MBF	$456/MBF	(28.5)%
Inland	$323/MBF	$293/MBF	10.2%
Washingtonn	$290/MBF	$250/MBF	16.0%
Weighted average	$315/MBF	$307/MBF	2.6%

The lower average lumber realizations for the Oregon region primarily reflect changes in the product mix. As a result of prevailing log supplies, both Oregon sawmills produced a much larger percentage of lower priced pine dimension grade lumber instead of higher priced pine shop grade lumber during 2001 compared to 2000.

The increased average lumber realizations for both the Inland and Washington regions reflect improved product mix and better overall market pricing.

External lumber sales volumes increased 35.3% in the third quarter of 2001 to 116.8 MMBF compared to 86.3 MMBF in the same period of 2000.  External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended September 30,
Region	2001	2000	% Change
Oregon	46,273	15,971	189.7%
Inland	36,412	38,809	(6.2)%
Washington	34,125	31,560	8.1%
Total	116,810	86,340	35.3%

The increased volume from the Oregon region primarily reflects increased production and efficiencies at the Gilchrist facility.  The increased volume from the Washington region reflects increased production at the Port Angeles studmill.

The decrease at the Inland mill reflects a larger percentage of the production being utilized iAnternally for sale at the Partnership’s wholesale facilities and decreased production at the Bonners Ferry sawmill.

By-product revenues accounted for 2.7% of revenue in the third quarter of 2001, compared to 1.8% of revenue in the third quarter of 2000.  Residual wood chip prices decreased to $72 per bone dry unit (BDU) in the third quarter of 2001 compared to $75/BDU in the third quarter of 2000. The 4.0% lower average realization reflects the impact of lower pulp industry demand and pricing in the Washington lumber region.  Woodchip volume increased 27.7% to 49,996 BDUs in the third quarter of 2001 compared to 39,143 BDUs in the third quarter of 2000.  The higher volume reflects the impact of increased lumber production in the Oregon and Inland regions during the third quarter of 2001 compared to 2000.

Wholesale Marketing

The Partnership’s wholesale operations involve sales of lumber and other wood products, much of which are not manufactured by the Partnership.  Sales from the wholesale operations totaled $105.5 million, or 64.3% of sales in the third quarter of 2001, compared to $101.7 million, or 53.5% of sales in the third quarter of 2000.

Operating income from wholesale operations decreased 12.8% to $3.3 million in the third quarter of 2001 from $3.8 million in the third quarter of 2000. The decrease in operating income is primarily the result of lower profit contributions from the Alliance, Desert and Cheshire operations during the current quarter, reflecting the impact of lower revenues and higher operating expense at the Desert operation, higher raw material and operating costs at the Alliance operation and higher raw material costs at the Cheshire operation.  All operations were significantly impacted by a decline in demand after the terrorist events of September 11, 2001.

Results of Operations

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

General

Revenues during the nine months ended September 30, 2001 decreased 26.3% to $468.9 million, from $636.3 million in the same period of 2000.  The decrease reflects the impact of lower log and lumber sales realizations, lower log volume and lower property sale activity compared to the first nine months of 2000.

Cost of sales as a percentage of sales increased to 91.2% in the first nine months of 2001, compared to 85.0% in the same period of 2000.  The increase is primarily the result of a decreased revenue base over which to spread fixed costs and increased depreciation, primarily due to additions made to the Partnership’s Gilchrist, Oregon mill, which were only partially offset by lower log and lumber costs and lower per unit manufacturing costs.

Selling, general and administrative expenses decreased 10.7% to $27.8 million (5.9% of revenues) in the first nine months of 2001, from $31.1 million (4.9% of revenues) in the same period of 2000. The decrease is primarily a result of lower salaries and wages, professional fees and public relations expense for the first nine months of 2001 compared to the prior year period, which included the results of other operations that were disposed in September 2000.  The increase as a percentage of sales is due to the significantly decreased sales in the first nine months of 2001 compared to the first nine months of 2000.

Interest expense increased 6.2% to $46.8 million in the first nine months of 2001, from $44.1 million in the first nine months of 2000.  The increase is a result of higher debt balances in the first nine months of 2001 due primarily to an increase in short-term borrowings and the fact that $27.0 million of spending related to the installation of a new small log line and planer mill were outstanding for the entire first nine months of 2001, but not the entire first nine months of 2000.

Amortization of debt issuance costs of $1.9 for the nine months ended September 30, 2001 includes $1.1 million of fees for an amendment made to the Partnership’s working capital bank facilities in April 2001.

Other income, net includes a net gain of $2.4 million on the sale of assets, interest income on notes receivable, rental income and other miscellaneous income.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external log sales, including property and stumpage sales, decreased 53.6% to $57.5 million, or 12.3% of revenue in the first nine months of 2001, compared to $124.0 million, or 19.5% of revenue in the first nine months of 2000.  The decrease reflects significantly lower average realizations, lower consumption of logs at the Partnership’s sawmills and a planned decrease in fee harvest levels and property and stumpage sales.

Overall operating income from timberlands, including property sales, decreased 75.6% to $15.3 million in the first nine months of 2001 from $62.8 million in the first nine months of 2000, primarily as a result of a decrease in external log sales volume and a decrease in average external sales realizations compared to the first nine months of 2000 and reduced property sales, which were partially offset by lower non-fee and purchased log volume and unit costs during the current period.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Nine Months Ended September 30,
Tree Farm	2001	2000	% Change
Oregon	$157/MBF	$492/MBF	(68.1)%
Inland	$428/MBF	$268/MBF	59.7%
Hamilton	$441/MBF	$454/MBF	(2.9)%
Olympic	$373/MBF	$466/MBF	(20.0)%
Weighted average	$332/MBF	$344/MBF	(3.5)%

Decreases at the Oregon and Olympic tree farms reflect the impact of weak lumber markets on log pricing, increased supply in the marketplace and changes in the mix of both species and sales type (i.e. stumpage versus delivered logs).

The increase in average realization at the Inland tree farm is primarily the result of favorable mix changes and sales type (i.e. delivered logs versus stumpage sales).

Domestic external log sales volumes decreased 58.2% in the first nine months of 2001 to 101.5 million board feet (“MMBF”), compared to 243.0 MMBF in the first nine months of 2000, primarily as a result of decreased fee harvest volume and increased internal consumption.

The external volume of logs sold, excluding pulpwood, from each of the Partnership’s tree farms was as follows (in MBF):

	Nine Months Ended September 30,
Tree Farm	2001	2000	% Change
Oregon tree farm	33,159	23,119	43.4%
Inland tree farm	19,349	156,433	(87.6)%
Hamilton tree farm	28,788	29,517	(2.5)%
Olympic tree farm	20,244	33,974	(40.4)%
Total	101,540	243,043	(58.2)%

The increase at the Oregon tree farm is a result of increased stumpage sale activity in the first quarter of 2001.

The decreases at the Inland, Hamilton and Olympic tree farms are a result of planned reductions in the overall fee harvest program and stumpage sale activity during the first nine months of 2001 compared to the same period of 2000.

Export Log Sales

Sales of logs to customers involved in exporting activities (excluded from total log sales volume above) were approximately $1.4 million in the first nine months of 2001, compared to $5.1 million in the first nine months of 2000.  The average realization for export logs decreased 12.8% to $566/MBF in the first nine months of 2001 compared to $649/MBF in the first nine months of 2000.  Sales volumes of export logs decreased 67.5% to 2.6 MMBF in the first nine months of 2001 compared to 7.9 MMBF in the first nine months of 2000.  The decreases in realization and volume are primarily a result of the impact of increased supplies in the marketplace and soft demand.

Property Sales

Revenue and operating income from property sales in the first nine months of 2001 were $13.5 million and $9.7 million, respectively, compared to $25.7 million and $15.1 million, respectively in the first nine months of 2000.  There are no property sales planned in the fourth quarter of 2001.

Manufacturing

External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, were $114.0 million, or 24.3% of sales in the first nine months of 2001, compared to $153.8 million, or 24.2% of sales in the first nine months of 2000.  The decreased revenues reflect a 9.8% decrease in external lumber sales volume and a 20.8% decrease in average external lumber sales realizations.  The lower sales volume reflects lower production volume, while the lower realization reflects both mix changes and weak markets.

Operating income from the manufacturing segment decreased to a loss of $1.6 million in the first nine months of 2001 from income of $2.4 million in the first nine months of 2000.  The decrease is primarily a result of the decrease in revenue discussed above and higher overhead costs (primarily as a result of increased depreciation at the Gilchrist, Oregon sawmill), partially offset by lower unit manufacturing costs and lower unit log costs compared to the first nine months of 2000.

Average prices received for external lumber sales, excluding sales to the wholesale marketing segment, in the various regions were as follows:

	Nine Months Ended September 30,
Region	2001	2000	% Change
Oregon	$318/MBF	$556/MBF	(42.8)%
Inland	$309/MBF	$341/MBF	(9.4)%
Washingtonn	$280/MBF	$287/MBF	(2.4)%
Weighted average	$304/MBF	$384/MBF	(20.8)%

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

External lumber sales volumes decreased 9.8% in the first nine months of 2001 to 329.8 MMBF compared to 365.5 MMBF in the same period of 2000.  External sales volumes from the various regions were as follows (in MBF):

	Nine Months Ended September 30,
Region	2001	2000	% Change
Oregon	128,048	98,620	29.8%
Inland	105,984	166,599	(36.8)%
Washington	95,765	100,255	(4.5)%
Total	329,797	365,474	(9.8)%

The increased volume from the Oregon region reflects higher efficiencies at the Gilchrist sawmill as the new small log line and planer mill ramp-up to practical production capacity and gain efficiencies.

The decreases at the Inland and Washington mills reflect lower production volumes due to modified one-shift production schedules during part of the 2001 period at both Inland sawmills and at the Marysville studmill, which were partially offset by increased production at the Port Angeles studmill.

By-product revenues accounted for 2.8% of revenue in the first nine months of 2001, compared to 2.0% of revenue in the first nine months of 2000.  Residual wood chip prices increased to $72 per bone dry unit (“BDU”) in the first nine months of 2001 compared to $69/BDU in the first nine months of 2000. The higher average realization reflects higher demand and market pricing in both the Inland and Oregon lumber regions.  Woodchip volume decreased 3.9% to 148,896 BDUs in the first nine months of 2001 compared to 155,004 BDUs in the first nine months of 2000.  The lower volume reflects the impact of lower lumber production from the Partnership’s sawmills during the first nine months of 2001.

Wholesale Marketing

The Partnership’s wholesale operations involve sales of lumber and other wood products, much of which were not manufactured by the Partnership.  Sales from the wholesale operations totaled $296.6 million, or 63.3% of sales in the first nine months of 2001, compared to $348.0 million, or 54.7% of sales in the first nine months of 2000.  Operating income from wholesale operations decreased 21.1% to $9.5 million in the first nine months of 2001 from $12.1 million in the first nine months of 2000.  The decreases in revenue and operating income are primarily the result of significantly lower building material prices, which offset the benefit of the Reno yard capacity expansion, completed in the first quarter of 2001.  Operating income was further affected by increased operating expenses.  These factors were partially offset by favorable raw material purchase prices. As part of a defensive integration strategy, the Partnership increased its sales volume of internally produced lumber through this segment by 49.0% in the first nine months of 2001 compared to the first nine months of 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s only financial instruments with market risk exposure are its variable rate lines of credit.  At September 30, 2001, the Partnership had $234.3 million outstanding under its lines of credit with a weighted average interest rate of 6.87%.  A hypothetical 10 percent increase in interest rates to 7.56% would increase interest expense in the last quarter of 2001 by approximately $0.4 million.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

Exhibit No. and Description

10.1         Second Amendment, dated November 7, 2001, to Amended and Restated Credit Agreement dated December 1, 1999.

10.2         Second Amendment, dated November 7, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999.

(b) Reports on Form 8-K:

There was one report on Form 8-K filed during the quarter ended September 30, 2001, pursuant to Item 5. Other Events dated August 21, 2001 and filed September 6, 2001, relating to a strategic alliance and the upcoming closure of two of the Partnership’s mills.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2001	.	CROWN PACIFIC PARTNERS, L.P

			By:	Crown Pacific Management Limited Partnership, as General Partner

			By:	/s/ Richard D. Snyder
Richard D. Snyder
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)