Form 10-K
period 2001-12-31
CROWN PACIFIC PARTNERS L P
filed 2002-04-22
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

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

Registrant’s telephone number, including area code: 503-274-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Name of Each Exchange on Which Registered

Common Units, Representing Limited Partner Interests

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.          ☒

The aggregate market value of the voting Units of the Registrant held by non–affiliates of the Registrant was $192,930,830 as of March 31, 2002 based upon the last sales price as reported by the New York Stock Exchange.

As of March 31, 2002, there were 30,527,030 Common Units outstanding.

Documents Incorporated by Reference

None.

 CROWN PACIFIC PARTNERS, L.P.

2001 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Crown Pacific Partners, L.P. (“Crown Pacific” or the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and selling of lumber and other wood products.

Crown Pacific Management Limited Partnership (the “Managing General Partner”) manages the businesses of the Partnership and the Operating Partnership.  The Managing General Partner owns a 0.99% general partner interest in the Partnership and a 1% general partner interest in the Operating Partnership.  Crown Pacific, Ltd. (“CPL”), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., the Special General Partner of the Partnership, and the Managing General Partner, comprise the General Partners of the Partnership.  The Special General Partner owns a 0.01% general partner interest and an 8.70% limited partnership interest in the Partnership.  All management decisions related to the Partnership are made by the Managing General Partner, but unitholders have voting rights for certain issues as described in the Partnership Agreement.

Acquisitions

From inception through early 2000, we pursued a plan of growth through strategic acquisitions of timberlands and other assets. Given the downturn in the economy in the later part of 2000, which continued through 2001, we decided to pursue a strategy of preserving our timber assets until log and land prices improve.  Without the strategic land sales that we had in previous years and the resulting tightening of our cash position, we curtailed our acquisition program. The following table summarizes our significant acquisitions, net of asset resales:

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

Dispositions

In September 2000, we closed the sale of our independently operated subsidiary Yellowstone Trucking, which resulted in a gain of $1.2 million.  Under the terms of the sale agreement, we sold all of Yellowstone Trucking’s operations and assets, including its real property and terminal in Coeur d’Alene, Idaho.

On September 28, 2001, we completed a strategic alliance with Louisiana-Pacific Corporation (“LP”).  The strategic alliance involved the sale of our Bonners Ferry, Idaho sawmill to LP, for net proceeds to us of approximately $8.0 million (including certain working capital accounts), the collection of receivables of approximately $9.7 million and the provision of a long-term log supply commitment from our 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  In addition, LP subleased the Bonners Ferry sawmill, which had been accounted for as an operating lease, the net present value of which was approximately $18.0 million at September 30, 2001.

In February 2002, we announced plans for the sale of 252,000 acres of timberland in Idaho, in two separate transactions, for total proceeds of $189.5 million.  The first transaction closed during the first quarter of 2002 for $133.8 million and the second transaction is expected to close during the third quarter of 2002 and provide $55.7 million.  Following these sales, we will not own any timberland in Idaho.

Closures

We closed our Coeur d’Alene, Idaho and Prineville, Oregon sawmills in the fourth quarter of 2001.  We are in the process of liquidating the remaining Coeur d’Alene sawmill related assets, primarily the property associated with the former sawmill site.  The Prineville sawmill assets were written down by $3.9 million in the fourth quarter of 2001 to their estimated net realizable value and are being marketed for sale.  These closures and related inventory and asset dispositions are expected to provide net proceeds in the range of $6.0 to $9.0 million during the first half of 2002 and favorably impact operating results during 2002.

Timberlands

Excluding our Idaho timberlands mentioned above, we will own or control in excess of 524,000 acres of timberland, which contain a total merchantable timber inventory of approximately 2.6 billion board feet, located in Oregon and Washington.

The following table summarizes the estimated volume and acreage of our timberlands:

Timberlands	Volume (MBF)	Acreage
Oregon Timberlands	796,137	295,434
Washington Timberlands	1,836,304	228,793
	2,632,441	524,227

Our timber holdings are primarily comprised of softwood species, including Douglas-Fir, hemlock, white fir, ponderosa pine, lodgepole pine, cedar and sugar pine, but also contain a significant volume of red alder.  Due to its long fiber, strength, flexibility and other characteristics, softwood species are used for construction lumber and plywood.

The timberlands are considered healthy and vigorous and are stocked with a variety of age class stands.

Our substantial timber resources help reduce our reliance on third-party log sources to supply our manufacturing facilities, which we believe gives us a significant competitive advantage over lumber manufacturers without a supply of fee timber.  During 2001, 2000 and 1999, our timberlands provided the Oregon manufacturing facilities with 30%, 26% and 48%, respectively, the Inland manufacturing facilities with 63%, 44% and 39%, respectively, and the Washington manufacturing facilities with 68%, 62% and 71%, respectively, of their log requirements.

Timberland Management

Particular silvicultural practices vary by geographic region and depend on factors such as soil productivity, weather, terrain, tree size, age and stocking.  We actively manage our timber operations based on these factors and other relevant information in order to maximize the long-term value of our timber assets.  Our management practices begin with the development of harvest plans for each of our tree farms.  These plans are regularly reviewed and updated to reflect forestry considerations, market conditions, contractual and financing obligations and regulatory limitations.

Consistent with prudent forestry practices, we attempt to harvest any trees that are dead, dying, downed, diseased or deformed.  Prudent forestry practices also indicate that “thinning,” a process by which smaller trees are selectively removed from among larger trees or the number of trees of equal size on a tract is reduced, helps to increase the overall growth rate of the remaining stand of trees.  Commercial thinning is generally performed when the trees that are harvested produce merchantable timber, but pre-commercial thinning is also practiced on our timberlands.  Our commercial thinning activities typically begin when the average stand age reaches 25 years.

Our silvicultural systems are either designed to allow the timberlands to regenerate naturally, or we engage in active reforestation programs that generally exceed regulatory reforestation requirements applicable to the timberlands.  These systems are designed to promote better health and growth rates and facilitate greater future harvest volume. Active reforestation is practiced primarily in the Washington timberlands due to our even aged forestry management in that region, an approach made necessary by the difficult logging conditions and uniform ages and species of trees harvested. We maintain a 40-acre seed orchard on Whidbey Island in Washington to support these programs.  Uneven aged forestry management and natural regeneration is practiced on the Oregon timberlands.

Legal title to our timberlands is subject to existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or our other operations.  In addition, under the terms of our senior notes and bank credit facilities, our ability to harvest, pledge, assign or transfer our timberlands is subject to certain restrictions.

Forests are subject to a number of hazards, including damage by fire, insects and disease.  These hazards, along with severe weather conditions and other natural disasters, can reduce the productivity of our timberlands.  Such hazards are unpredictable and there can be no assurance that our losses, if any, will be limited.  Consistent with practices of other forest products companies, we do not maintain insurance against losses to standing timber on the timberlands.  Even if such insurance were available, the cost would likely be prohibitive to us.

Products and Competition

Approximately 49% of the timber harvested by us was utilized by our manufacturing facilities for the production of lumber during 2001.  The remaining timber, which was harvested primarily from the Washington timberlands, was sold in third party domestic and export log markets.  Our markets are highly competitive with respect to price, quality of products, distribution and other factors.  We expect our products to experience steady competition from engineered wood products and other substitute products.  No customer accounted for 10% or more of total revenues during 2001, 2000 or 1999.

Logs

We compete in the domestic market with other log suppliers, including numerous private land and timber owners in the northwest United States, many of whom have significantly greater financial resources than us, as well as with the state of Washington and United States government agencies, such as the United States Forest Service (the “USFS”), the Bureau of Land Management (the “BLM”) and the Bureau of Indian Affairs (the “BIA”).  Competitive factors with respect to the domestic log market generally include price, species and grade, proximity to wood processing facilities and ability to meet current and future delivery requirements.

We compete in the export log market with other U.S. companies, as well as those in Chile, New Zealand, Mexico, Russia and Scandinavia, many of whom have abundant timber resources.  Principal competitive factors in the export market are price, quality, size and species.

Domestic log sales volumes are generally at their lowest point in the second quarter of each year during spring breakup, when warming weather thaws and softens roadbeds, restricting access to harvest sites.  We expect this phenomenon to decrease for our operations during years following our planned sale of the Idaho timberlands.  Export log sales are affected by economic conditions, variations in inventory both domestically and in the countries where such logs are sold and by weather conditions.

Manufacturing

We produce an array of lumber products at our three converting mills, one located in Oregon and two located in Washington (see Item 2.  Properties).  Our Oregon facility primarily produces dimension lumber and some industrial grade lumber products. The dimension lumber products are considered a commodity and are sold to a wide number of regional and western states customers, primarily to home builders. The industrial lumber is primarily sold to remanufacturers who produce doors, windows and other specialty products.  Our Oregon sawmill was substantially modernized during late 2000 and early 2001 to enhance its consumption of small diameter logs.  While efficiency increased significantly as a result of this modernization, the value of the product mix declined significantly from prior levels.  Approximately 4% of the lumber produced at the Oregon facility was sold to our wholesale marketing operations during 2001.

Our two Washington facilities primarily produce commodity-grade studs for the construction industry.  Approximately 8% of the lumber produced at our Washington facilities was sold to our wholesale marketing operations during 2001.

Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity.  In the winter, demand generally subsides, increasing in the spring as home construction activity resumes.

We compete in the domestic lumber markets primarily with other U.S. and Canadian lumber producers. Competitive factors in the commodity-grade lumber market are based on pricing strategies, while sales of industrial lumber are based on quality, species and price.

Chips and By-Products

All of our manufacturing facilities produce wood chips and other by-products during their conversion processes.  Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel in our manufacturing facilities.  Sales of chips and other by-products were approximately 3% of revenues in 2001.

Wholesale Marketing

We currently own and operate five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada.  We also operate six forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in St. Louis Missouri, one each in Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor.  We manufacture many of the products sold from our wholesale operation, however, a substantial amount of the sales are products manufactured by other parties.  During the year ended December 31, 2001, external sales from the wholesale operation were approximately 63.8% of total revenues.  The wholesale marketing segment generates lower margins than the other parts of our business. We compete in the wholesale sales market with other wholesale companies, forest products companies and distributors on the basis of price, product availability and delivery and service.

Sources and Availability of Raw Materials

The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal and state authorities (see “Federal and State Regulation”).  Reductions in timber supply have resulted in a number of regional mill closures, including some of ours, during the past several years.  We believe that these supply reductions are permanent and give us a competitive advantage over many smaller forest products companies due to our ability to supply our manufacturing facilities with timber harvested from our timberlands.

For the year ended December 31, 2001, logs from our timberlands, excluding pulpwood, represented 67% of all logs used in our manufacturing facilities or sold to third parties.  We supplement logs from our timberlands with logs purchased from third parties, including private landowners, the states of Idaho, Montana and Washington, certain United States government agencies and foreign sources for use in our manufacturing facilities.  We expect our domestic sources, excluding federal timber, to remain fairly stable.  Reductions in federal timber supplies have increased demand and pricing for privately owned timber. As of December 31, 2001, we had approximately 44 MMBF of timber under contract from external sources, principally the USFS, which may be harvested primarily over the next three to four years.

In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expired March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes.  Since the agreement, considerable negotiation has occurred between the two countries in an effort to resolve trade issues over importation of Canadian lumber to the U.S.  On March 22, 2002, the U.S. Department of Commerce implemented final Canadian lumber duties totaling 29%.  A ruling by the International Trade Commission to finalize this move is scheduled for May 16, 2002.  We cannot predict the exact outcome of this matter, but do believe that a final ruling or a negotiated settlement will be generally favorable to the U.S. lumber industry.

Federal and State Regulation
General

Our operations are subject to numerous federal, state and local laws and regulations, including those relating to our timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations.  Although the Managing General Partner believes that we are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from our operations. We maintain appropriate compliance programs and periodically conduct internal regulatory reviews of our manufacturing facilities to monitor compliance with applicable laws and regulations.  Our manufacturing facilities have been, and may in the future be, the subject of compliance or enforcement proceedings under environmental laws and regulations. Prior compliance matters have been satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and the Managing General Partner anticipates there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in higher operating costs for us, and it is likely that the costs of compliance with environmental laws and regulations will continue to increase.

Our activities are also subject to federal and state laws and regulations regarding forestry operations. In addition, the operations of the manufacturing facilities and the timberlands are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes relating to the health and safety of our employees. We conduct internal safety reviews to identify potential violations of law or unsafe conditions. The Managing General Partner believes that we are in material compliance with safety and health laws and regulations.

There can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect us or our ability to continue our activities and operations as currently conducted. As of the date hereof, the Managing General Partner is not aware of any pending legislative, administrative or judicial action that could materially and adversely affect us.

Timberlands

In addition to federal environmental laws, the operation of the timberlands is subject to specific laws and regulations in the states of Washington and Oregon, which are intended to regulate and restrict the growing, harvesting, processing and reforestation of timber on forest lands. The state of Oregon requires prior notification before beginning harvesting activities.  The state of Washington is more restrictive, requiring a rigorous regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed logging site.

Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.

Air Quality

Our manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act and comparable state statutes.  Our Gilchrist, Oregon facility is required to maintain an Oregon Air Quality Permit to comply with Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits, which contain applicable air quality restrictions for the facility.  Our other two currently operating facilities, Marysville and Port Angeles, have been determined to not require Title V permitting due to their volume of emissions.  They operate under state enforceable air operating permits.  When constructing a new facility, the cost of permitting is included in the capitalized construction costs.  The Managing General Partner believes that additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

Water Quality and Wastewater

The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System (“NPDES”) permits for discharge of industrial wastewater and stormwater into regulated public waters.  All of our lumber manufacturing facilities have secured the necessary permits and are operating in material compliance with NPDES wastewater and stormwater requirements.  In cooperation with the State of Washington Department of Ecology, a water runoff problem requiring corrective action at our Port Angeles, Washington facility was satisfactorily resolved during 2001 at a capitalized cost of $358,000.

Solid and Hazardous Waste Disposal

Our manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. We periodically review our waste disposal practices to ensure compliance with applicable laws. Our manufacturing facilities have, in the past, utilized off-site facilities, including landfills, for the disposal of hazardous wastes. The Managing General Partner does not believe that the results of any regulatory involvement at any such disposal site will have a material adverse effect on our operations or financial position; however, there can be no assurance that we will not incur future environmental expenditures for remedial activities associated with any of these sites.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of a site and companies that disposed of or arranged for the disposal of hazardous substances found at a site. Those statutes also authorize government environmental authorities such as the U.S. Environmental Protection Agency and, in some instances, third parties, to take actions in response to threats to the public health or the environment and to seek recovery of the costs incurred from the responsible persons.

In the course of our ordinary operations, our manufacturing facilities have disposed of and are expected to continue disposing of substances, consisting primarily of wood waste and boiler ash, at various off-site disposal facilities. We have not received notification that we may be potentially responsible for any cleanup costs under Superfund. Based on environmental compliance auditing programs, the Managing General Partner is not aware of any activities by us or any conditions on our timberlands or at our manufacturing facilities that would be likely to result in us being named a potentially responsible party under Superfund regulations.

Remediation and Compliance Activity

While we maintain an environmental program designed to prevent the discharge of materials that could cause contamination to air, soil or water, contamination of soil and water has occurred in the past and may occur in the future. As we become aware of contamination, we cooperate with the appropriate environmental agencies to design and implement necessary response measures. All known contamination sites at our facilities have been addressed to the extent required by applicable law.

Endangered Species

The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may include restrictions on timber harvesting, road building and other silvicultural activities in areas containing the affected species. A number of species indigenous to the Pacific Northwest have been protected under the Endangered Species Act, including the northern spotted owl (the “Owl”), marbled murrelet, mountain caribou, grizzly bear, bald eagle and various anadromous fish species.

In 1994, an independent consulting firm reviewed our timberlands with respect to certain endangered species. The results of this review indicated that only 3,500 acres of the Oregon timberlands were potentially suitable Owl habitat and that the likelihood of the Owl inhabiting these lands was very low and that only 1,640 acres of the current Hamilton timberlands were suitable habitat for the Owl.           Eagle management plans were adopted for the Olympic timberlands, but these plans do not significantly affect our current operations.

During 1995, we began developing a Habitat Conservation Plan (the “HCP”) for the Hamilton timberlands in conjunction with the United States Fish and Wildlife Service and the National Marine Fisheries Service.  After the passage of new environmental regulations by the State of Washington and the relative inability of various federal agencies to effectively cooperate in our planning effort, we ceased all efforts related to developing an HCP.  This action resulted in a $1.4 million non-cash charge in the fourth quarter of 2001 to write off all amounts previously capitalized related to this HCP.

Anadromous fish species are being analyzed by the USFWS and the State of Washington as potentially endangered or threatened.  Certain of these species are found in rivers or streams that cross or border our timberlands, particularly in Washington.  Based on research and analysis performed, we do not believe that the presence of these species will materially affect our operations and related financial results even if they are considered endangered or threatened.  We anticipate that the listing of anadromous or other fish species as threatened or endangered will primarily affect the availability of timber from federal lands, a resource we have already assumed will be in decline.

Based on the reports described above and management’s knowledge of our timberlands, we do not believe that there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to harvest our timberlands in accordance with our current harvest plans. There can be no assurance, however, that species within the timberlands may not subsequently receive protected status under the Endangered Species Act or that currently protected species may not be discovered within our timberlands.

Log Exports

Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a “sourcing area,” within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area.  A sourcing area for timber processing facilities in states other than the state of Washington must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export.  We were granted sourcing areas, which allow us to purchase available federal timber to supply our manufacturing facility located in Oregon, while selling logs for export from our Washington timberlands.  These sourcing areas were reviewed by the federal government as a result of a November 1996 lawsuit settlement between various parties, including a competitor of the Partnership.  The outcome of this review resulted in no changes to our sourcing area.

Although we expect no further review of our currently approved sourcing areas, it is impossible to predict any potential change in the regulations governing sourcing areas.  However, even if a future adverse change in our previously-approved sourcing areas occurs, we believe that our ability or inability to acquire federal timber would not have a material impact on our financial position or results of operations because we have previously assumed that federal timber would not be available in significant quantities to supply our manufacturing facilities.

Product Liability and Regulation

All of the states in the United States and many foreign jurisdictions in which we sell our products have, through some combination of legislation and judicial decision, assigned liability to the manufacturer and supplier of defective materials that result in personal injury and property damage. Our operations entail potential exposure to claims for product liability in connection with both the export and domestic sales of logs and lumber products. We have not been subject to any material litigation relating to product liability.

Income Tax Considerations
Partnership Status

Beneficial owners of units in the Partnership are considered partners for federal income tax purposes.  Accordingly, we pay no federal income taxes, and unitholders are required to report their share of our income, gains, losses and deductions in their federal income tax returns.  Cash distributions to unitholders are taxable only to the extent that they exceed the tax basis in their units.

Limitations on Deductibility of Partnership Losses

Under the passive loss limitations, our losses are available to offset future income generated by us and cannot be used to offset income from other activities, including other passive activities or investments.  Any losses unused by virtue of the passive loss rules may be deducted when the unitholder disposes of all of his or her units in a fully taxable transaction with an unrelated party.

State Tax Information

We conduct operations in ten states, eight of which (Arizona, California, Idaho, Oregon, Minnesota, Missouri, Utah and New Mexico) have a state income tax.  A unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, Minnesota, Missouri, New Mexico and Utah if their share of our income attributable to those states exceeds that state’s de minimis filing exceptions.

Section 754 Election

We have made an election under Section 754 of the Internal Revenue Code (the “Code”), which generally permits a unitholder to adjust his or her share of the basis in our properties (“Inside Basis”) pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her unit price), as if he or she had acquired a direct interest in our assets.  A unitholder’s allocable share of our income, gains, losses and deductions is determined in accordance with the unitholder’s unique basis under this election.  In the case of the Partnership units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis.  Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service (“IRS”).  The Section 743(b) adjustment is attributed solely to a purchaser of units and is not added to the basis of our assets associated with all of the unitholders.  The result of this election is an adjusted depletion deduction for public purchasers.

Tax-Exempt Entities

Certain entities otherwise exempt from federal income taxes (such as individual retirement accounts (“IRAs”), employee benefit plans and other charitable or exempt organizations) may be subject to federal income tax if their Unrelated Business Taxable Income (“UBTI”) for their taxable year exceeds $1,000. The majority of a unitholder’s allocable share of taxable income from us will be classified as UBTI.

Timber Income — Capital Gain Benefit

Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business.  Effective May 6, 1997, the maximum capital gain rate for individuals was lowered to 20% from 28% for most assets.  It is estimated that substantially all of our income will qualify for Section 631, the effect of which characterizes the income generated from us as capital gain to the unitholder.

Employees

At December 31, 2001, we had 242 salaried and 496 hourly employees.  The Managing General Partner believes that our employee relations are good.

Risk Factors — Cautionary Statement for Purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Where any forward–looking statement includes a statement of the assumptions underlying the forward–looking statement, we caution that, while such assumptions are believed to be reasonable and are made in good faith, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances.  Where, in any forward–looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved.  The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions may identify forward–looking statements.

With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward–looking statement made by us or on our behalf:

Volatility of Timber Prices and Changes in Demand Will Affect Our Revenues and Financial Results

The volatile nature of prices for logs and manufactured wood products can reduce our revenues, profits and cash flows.  Demand and market price for logs and wood products can change substantially, primarily based on the levels of new residential construction activity and repair and remodeling activity.  Changes in economic conditions, interest rates, population growth, weather conditions and other factors beyond our control affect the levels of construction, repair and remodeling activity. Decreases in the level of residential construction activity or repair and remodeling activity will likely reduce demand for our timber, which could reduce our revenues and negatively impact our financial results.

Changes in the Federal Timber Supply May Affect Our Financial Results

The amount of timber offered for sale by certain federal government agencies, which historically have been major suppliers of timber to the United States forest products industry, has been decreasing and will likely continue to do so, due primarily to environmental and endangered species concerns.  Because of this trend, we cannot rely on purchases of federal timber and therefore must rely more heavily on timber from other sources (including domestic private timber owners, state agencies and foreign sellers) to supplement our supply of fee timber.  Although we intend to supply our manufacturing facilities primarily with logs harvested from our timberlands, we intend to supplement the fee harvest with additional outside timber and log purchases.  We cannot be certain that we will be able to purchase sufficient logs at favorable prices to continue operation of our manufacturing facilities at current production levels or that we will not be required to suspend operations at or close one or more manufacturing facilities in the future.

There Are Many Limitations On Our Ability to Harvest Timber

Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from our approximately 524,000 acres of timberlands (after the planned sale of our Idaho timberlands).  If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected.  There are many factors that could restrict our ability to harvest the timberlands, including:

•                                            damage by fire, insect infestation, or disease;

•                                            prolonged drought;

•                                            natural disasters;

•                                            weather conditions; and

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

In addition, we may acquire timberlands subject to environmental liabilities and other existing or potential liabilities.  We may not be able to recover the costs relating to these liabilities from the sellers of these properties.  Also, we could be subject to claims or losses under environmental laws for conditions that are not revealed by investigations of properties we purchase by environmental consultants prior to our purchase.

Endangered Species Regulation May Limit Our Ability to Harvest Timber

Our ability to harvest the timberlands in accordance with current harvest plans may be limited by restrictions under the Federal Endangered Species Act and similar state legislation.  This legislation protects species threatened with possible extinction and may restrict timber harvesting, road building and other silvicultural activities on private, federal and state land containing the affected species.  The Endangered Species Act currently protects a number of species indigenous to the Pacific Northwest, including the northern spotted owl, marbled murrelet, bald eagle and various anadromous fish species.

Based on independent consulting reports and management’s knowledge of the timberlands, we do not believe that there are any species protected under the Endangered Species Act and counterpart state legislation that would have a significant negative effect on our ability to harvest the timberlands according to our current harvest plans.  We cannot predict, however, whether species on or around the timberlands may subsequently receive protected status under the Endangered Species Act or whether currently protected species may be discovered in significant numbers on or around the timberlands.  Any of these changes could significantly restrict our ability to harvest the timberlands.

We May Not Be Able to Make Future Cash Distributions At Previous Levels

We omitted our cash distribution for the fourth quarter of 2000 and suspended future distributions. Our ability to resume cash distributions is based on various assumptions about our future operating conditions.  If any of these assumptions turns out to be incorrect, we may not be able to distribute cash to you as we did previously, or make distributions at all.  Our ability to resume making regular quarterly cash distributions will depend on many factors, including:

•                                            restrictive debt covenants;

•                                            debt repayment requirements;

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

In addition, we have incurred debt that is substantial in relation to partners’ equity.             As of December 31, 2001, we had approximately $511.4 million of long-term debt and $193.1 million of short-term debt, and the amount of this debt as a percentage of our total capitalization was 88%.  Also, the agreements governing our indebtedness contain restrictive covenants that limit our ability to incur additional debt, as well as to make future cash distributions.  Payment of principal and interest on our debt and/or the existence of any events of default under our debt agreements, as well as compliance with the requirements and covenants of our debt agreements, may prevent us from making future cash distributions.

Our Industry Is Very Competitive

The forest products industry is very competitive in terms of price and quality.  Many of our competitors have substantially greater financial and operating resources than we do.  In addition, wood products are subject to significant competition from a variety of non-wood and engineered wood products.  Also, we are subject to competition from lumber products and logs imported from foreign sources to the United States as well as to the export markets served by us.  To the extent there is a significant increase in competitive pressures from substitute products or other domestic or foreign suppliers, our business could be substantially negatively affected.

You Will Have Only Limited Voting Rights; The Managing General Partner Controls The Partnership

The Managing General Partner manages and controls the activities of the Partnership.  Unlike the holders of common stock in a corporation, you, as a holder of common units, have only limited voting rights on matters affecting our business.  Holders of common units have no right to elect the General Partners on an annual or other continuing basis.  The Managing General Partner may not be removed at any time unless the holders of at least 66% of the outstanding common units approve the removal (excluding units owned by the General Partners and their affiliates).  As a result, you have limited influence on matters affecting the operation of the Partnership, and third parties may find it difficult to attempt to gain control from the Managing General Partner or to influence the activities of the Partnership.

The Partnership Agreement May Discourage Removal of the Managing General Partner Or Management

The Partnership Agreement contains provisions that are intended to discourage a person or group from attempting to remove the current Managing General Partner or to change the management of the Partnership.  If any person or group (other than the General Partners or their affiliates or successors, or persons who acquire 20% or more of the common units from the Fremont Group, Fremont’s affiliates or subsequent transferees of the units owned by Fremont or its affiliates) acquires beneficial ownership of 20% or more of the common units, that person or group will lose its voting rights with respect to all of its common units.  The effect of these provisions may be to lower the trading price of the common units under the circumstances just described.

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

You May Not Have Limited Liability For Partnership Obligations

Some states have not clearly established limitations on the liability of holders of common units for the obligations of a limited partnership.  If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the limited rights given to the holders of common units pursuant to the Partnership Agreement constitute participation in the “control” of Partnership business, then you could be held liable for the Partnership’s obligations to the same extent as a general partner.  In addition, under certain circumstances a unitholder may be liable to the Partnership for the amount of a distribution for a period of three years from the date of distribution.

The General Partners and Their Affiliates May Have Conflicts of Interest with the Partnership and the Holders Of Common Units

Conflicts of interest could arise as a result of the relationships between the Partnership on the one hand and the General Partners and their affiliates on the other hand.  The partners, directors and officers of each of the General Partners have fiduciary duties to manage the General Partners in a manner beneficial to the partners or stockholders of the General Partners.  At the same time, the General Partners have fiduciary duties to manage the Partnership in a manner beneficial to the Partnership and the limited partners of the Partnership.  The Partnership Agreement permits the General Partners to consider, in resolving conflicts of interest, the interests of other parties in addition to the interests of holders of common units.  This has the effect of limiting the General Partners’ fiduciary duties to the holders of common units.  As a result, the duties of the General Partners, as general partners, to the Partnership and the limited partners of the Partnership may come into conflict with the duties of the directors and officers of the General Partners to their partners or stockholders.

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

Partnership Status Affects Income Tax Benefits to Unitholders and Partnership Cash Available for Distributions

Beneficial owners of units of the Partnership are considered partners for federal income tax purposes, so long as the Partnership is classified as a partnership for federal income tax purposes.  Based on representations previously made by the General Partners, the Partnership previously received a legal opinion that, under then current law, the Partnership was classified as a partnership for federal income tax purposes.  However, we have not requested that such opinion be updated and we have not received, nor will we request, a ruling from the IRS as to partnership status, and no opinion of counsel is binding on the IRS. Accordingly, the IRS may adopt positions that differ from our counsel’s conclusion regarding partnership status.  If that were to happen, we would likely have to resort to administrative or judicial proceedings in an effort to sustain our counsel’s conclusions, and some or all of their conclusions ultimately may not be upheld.  The General Partners and the holders of common units would directly or indirectly pay the costs of proceedings initiated to sustain the position that the Partnership is a partnership for federal income tax purposes.

In addition, in order for the Partnership to continue to be classified as a partnership for federal income tax purposes, at least 90% of the Partnership’s gross income for each taxable year must consist of “qualifying income.”

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

For a general discussion of the expected federal income tax consequences of owning and disposing of common units, you should read the discussion under the heading “Income Tax Considerations” in Item 1, Business, in this Form 10-K.

You May Have Tax Liability Exceeding Your Cash Distributions or Proceeds from Dispositions of Common Units

You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of the Partnership’s income, whether or not you receive cash distributions from the Partnership.  We cannot guarantee that you will receive cash distributions equal to your share of taxable income of the Partnership or even your tax liability relating to that income.  Further, upon your sale of common units, it is possible that you could incur a tax liability in excess of the amount of cash received in the sale.

Because the Partnership is a Registered Tax Shelter, You May Be Subject to a Potential IRS Audit

The Partnership has been registered with the IRS as a “tax shelter.”  It is possible that the Partnership will be audited by the IRS or that tax adjustments could be made.  A partner owning less than a 1% profit–interest in the Partnership has only limited rights to participate in the federal income tax audit process.  Also, any adjustments in the Partnership’s returns will lead to adjustments in the partners’ returns and may lead to audits of partners’ returns and adjustments of items unrelated to the Partnership.  As a partner in the Partnership, you would bear the cost of any expenses incurred in connection with an examination of your personal tax return.

Item 2.  Properties

Timberlands

Our timberlands are described above under “Timberlands” in Item 1. Business.

Manufacturing Facilities

We currently operate one lumber mill in Gilchrist, Oregon and one each in Marysville and Port Angeles, Washington.  The Oregon facility is located in central Oregon and has considerable capacity to produce a combination of commodity and industrial grade lumber products.  The Washington mills produce commodity-grade studs for the construction industry.  The Port Angeles mill is configured to produce both domestic and metric sizes for offshore markets.

The following table summarizes the annual production and capacity of our lumber manufacturing facilities (amounts in MMBF):

Description of Facility	2002 Production Capacity	2001 Production	2000 Production	1999 Production
Oregon lumber mills	175	172	136	194
Inland lumber mills	—	127	217	256
Washington lumber mills	150	132	142	139
Total	325	431	495	589

We sold our Bonners Ferry, Idaho mill in the third quarter of 2001 and closed our Coeur d’Alene, Idaho and Prineville, Oregon sawmills in the fourth quarter of 2001.

We currently own and operate five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada.  We also operate six forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in St. Louis, Missouri, one each in Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor.

Item 3.  Legal Proceedings

As of the date of filing of this Form 10-K, there is no pending litigation involving the Partnership, and, to the knowledge of the Managing General Partner, there is no threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position, results of operations or cash flows of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of the limited partners in the fourth quarter of 2001.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Unitholder Matters

Our common units are traded principally on the New York Stock Exchange.  As of December 31, 2001, there were approximately 22,697 beneficial owners of 30,527,030 outstanding common units.  All of our subordinated units were converted to common units on February 14, 2000.

Trading price data for the common units, as reported by the New York Stock Exchange, and declared distribution information for 2001 and 2000 was as follows:

2001 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$10.25	$10.65	$8.13	$6.35
Low	$6.65	$6.82	$6.18	$4.30
Cash Distribution	$0.00	$0.00	$0.00	$0.00

2000 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$21.94	$23.13	$21.94	$18.63
Low	$17.38	$18.75	$17.19	$6.63
Cash Distribution	$0.564	$0.564	$0.564	$0.00

In January 2001, the Board of Control omitted the fourth quarter 2000 distribution, as reflected in the above table.  Additionally, future distributions were suspended until the Board of Control determines that improved market conditions will support a sustained quarterly distribution and our current debt agreements mandate the pay-down of certain long-term debt before distributions are resumed.

Item 6.  Selected Financial Data

	Year Ended December 31,
In millions, except per unit amounts	2001	2000	1999	1998	1997
Income Statement Data
Revenues (1)	$593.3	$787.3	$782.6	$667.0	$505.6
Depreciation, depletion and amortization (2)	41.7	55.9	56.8	74.5	47.6
Operating income (2 and 3)	8.0	68.6	84.2	79.4	68.4
Net (loss) income (2 and 3)	(53.4)	13.3	34.4	28.2	27.7
Net (loss) income per unit (2 and 3)	$(1.73)	$0.43	$1.13	$1.02	$1.01
Cash distribution per unit	—	$1.692	$2.256	$2.204	$2.152

Cash Flow and Other Data
EBITDDA (4)	$55.1	$128.9	$140.6	$154.2	$114.4
Additions to timber and timberlands (5)	9.5	117.6	27.4	26.0	189.0
Additions to equipment	9.0	39.4	14.4	7.6	11.6
Cash flow from operating activities	3.8	40.1	81.8	67.8	64.7

Balance Sheet Data
Working capital	$78.7	$81.6	$111.3	$97.7	$75.2
Total assets	858.4	955.2	848.8	842.4	839.1
Long-term debt (6)	511.4	689.0	571.8	538.5	574.5
Partners’ Capital	99.2	151.6	206.2	231.8	208.2

Operating Data (unaudited)
Fee timber harvest (MMBF)	235	432	334	413	332
External log sourcing (MMBF)	118	180	219	185	210
Lumber production (MMBF)	431	500	589	410	385

(1)          Included in 2000 revenues are $29.8 million of sales generated by Cheshire Sales Company Inc., which was acquired in January 2000.  Included in 1999 revenues are $68.6 million of sales generated by Desert Lumber, which was acquired in March 1999.  Included in 1998 revenues are $114 million of sales generated by Alliance Lumber, which was acquired in January 1998.  Also included are revenues from closed or sold operations of $64.2 million in 2001 and $13.9 million in 1997.

(2)          For a discussion of the effect of the annual update of the timber inventory, see Note 6 of Notes to Consolidated Financial Statements.

(3)          Included in 2001 net loss is a $5.3 million charge related to the write-down of the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning, a $2.7 million gain related to the sale of the Bonners Ferry owned assets, corporate aircraft and surplus rolling stock and a $2.6 million write-down of inventory to market.  Included in 2000 net income are the following items: gain from the sale of Yellowstone Trucking, $1.2 million; gain from the sale of aircraft, $3.5 million; settlement of litigation, $1.4 million expense; and write-down of inventory to market, $3.7 million.

(4)          EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and significant non-recurring items.  EBITDDA is provided because management believes EBITDDA provides useful information for evaluating our ability to service debt and support possible future cash distributions to unitholders.  EBITDDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.

(5)          In 2000, we acquired 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million.  In 1997, we purchased 65,000 acres of timber from Trillium Corporation for $152.5 million.

(6)          In the fourth quarter of 2001, $174.0 million of our long-term debt was reclassified as short-term debt as $86.0 million of our senior note and  $88.0 million of our acquisition facility is due upon application of the Inland tree farm sale proceeds, see Note 13 of Notes to Consolidated Financial Statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of                 Operations

Industry Conditions

Our principal operations consist of the growing and harvesting of timber, the sale of logs and the processing and sale of lumber and other wood products (see Item 1. Business).

Our ability to implement our business strategy over the long term and our results of operations depend upon a number of factors, many of which are beyond our control.  These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

During 2001, we sold one of our Idaho mills, closed the other Idaho mill and closed one of our Oregon mills.  In addition, in the first quarter of 2002, we announced plans to sell our Idaho timberlands, which had supplied our Idaho mills, in two separate transactions during the first and second quarters of 2002.

Supply

Environmental and other similar concerns and governmental policies have substantially reduced the volume of timber under contract to be harvested from federal lands.  The lower supply of timber from federal lands, which is expected to continue for the foreseeable future, has benefited forest products companies with private timber holdings, such as us, through relatively higher stumpage and log prices. Additionally, many manufacturing facilities without a sufficient supply of fee timber were forced to close. Increased supplies of logs harvested from private lands and logs imported from foreign countries have only partially offset the lost volume from federal lands and have not replaced the mature, high-quality timber found in greater quantities on federal lands.

Historically, Canada has been a significant source of lumber for the U.S. market. In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expired on March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of 14,700 MMBF from the four major producing provinces. We believe that the agreement generally benefited us, however the extent of the benefit is not determinable.  Since the agreement, considerable negotiation has occurred between the two countries in an effort to resolve trade issues over importation of Canadian lumber to the U.S.  On March 22, 2002, the U.S. Department of Commerce implemented final Canadian lumber duties totaling 29%.  A ruling by the International Trade Commission to finalize this move is scheduled for May 16, 2002.  We cannot predict the exact outcome of this matter, but do believe that a final ruling or a negotiated settlement will be generally favorable to the U.S. lumber industry.

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

Domestic demand for logs, lumber and other wood products is seasonal.  In the winter, demand generally subsides, increasing in the spring as construction activity resumes.  Severe weather conditions, storms, floods and natural disasters can also affect demand.  We are also affected by international demand factors, which are cyclical and seasonal as well.  The strength of the economy in Japan and other Asian countries and the relative strength of the United States dollar directly affect the demand and pricing for exported logs from our Washington Region.

Effects of Inflation

We have experienced increased costs due to the effect of inflation on the cost of labor, materials, supplies, energy, plant and equipment. Certain of these increases directly affect income through increased operating costs.  Improved operating efficiencies have partially offset these cost increases.

Effects of Acquisitions

Each of our acquisitions has been accounted for using the purchase method of accounting.  Accordingly, the historical financial and operating data from one period to the next are not necessarily comparable and are not indicative of future operating results.

Segment Information

We classify our operations into three fundamental businesses: (1) Timberlands, consisting of the sale of logs to our manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; (2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and (3) Wholesale Marketing, consisting of the trading of various forest products and distribution of lumber and panel products through our professional contractor service yards. Transfers between segments are generally at prices which management believes reflect current market prices. The following summarizes our segment information (in millions):

Revenues	2001	2000	1999
Timberlands:
Trade	$74	$157	$102
Intersegment	83	149	178
157	306	280
Manufacturing:
Trade	139	185	271
Intersegment	14	12	14
153	197	285
Wholesale Marketing:
Trade	378	434	395
Intersegment	25	40	41
403	474	436
Corporate and Other:
Trade	2	11	14
Intersegment	0	2	4
2	13	18
Total:
Total Revenue	715	990	1,019
Less Intersegment	(122)	(203)	(236)
Net Revenue	$593	$787	$783

Operating (Loss) Income	2001	2000	1999
Timberlands	$19	$72	$57
Manufacturing	(7)	(4)	28
Wholesale	11	15	12
Corporate and Other	(15)	(14)	(13)
Operating Income	8	69	84
Interest Expense	(62)	(60)	(49)
Other	1	4	(1)
Net (Loss) Income	$(53)	$13	$34

Results of Operations (2001 compared to 2000)

General

Revenues decreased $194.0 million, or 24.6%, to $593.3 million in 2001 from $787.3 million in 2000. The decrease reflects the impact of lower log and lumber sales realizations, lower log and lumber volume, lower property sale activity and the effect of sawmill sales and/or closures in 2001 compared to 2000.

Cost of sales as a percentage of revenues increased to 91.7% in 2001, compared to 86.3% in 2000.     The increase is primarily the result of a decreased revenue base over which to spread fixed costs, increased depreciation, primarily due to additions made to our Gilchrist, Oregon mill, and less high margin property sales, which were only partially offset by lower log and lumber costs and lower per unit manufacturing costs.

Impairment of assets of $5.3 million in 2001 includes the write-down of our Prineville, Oregon sawmill assets to liquidation value and the write-off of previously capitalized costs associated with the habitat conservation project at our Hamilton tree farm, due to our decision to abandon efforts for a federally approved plan in favor of working with recent changes in the State of Washington’s environmental legislation.  Both of these charges occurred in the fourth quarter of 2001 and were non-cash in nature.  We are currently marketing the Prineville sawmill assets for sale.

Selling, general and administrative expenses decreased $3.3 million to $36.2 million (6.1% of revenues) in 2001, from $39.5 million (5.0% of revenues) in 2000.  The decrease is primarily a result of lower salaries and wages, professional fees and public relations expense in 2001 compared to 2000, which included the results of other operations that were disposed in September 2000.  The increase as a percentage of revenues is due to the significantly decreased revenues in 2001 compared to 2000.

Interest expense increased $2.0 million to $61.5 million in 2001, from $59.6 million in 2000.  The increase is a result of higher debt balances during 2001 due primarily to the fact that approximately $27.0 million of spending related to the installation of a new small log line and planer mill were outstanding for all of 2001, but not all of 2000.

Amortization of debt issuance costs increased $1.8 million to $2.7 million in 2001 from $0.9 million in 2000 due to $3.7 million of fees for amendments made to our bank facilities in April and November 2001.  At December 31, 2001, we had a total of $8.2 million of unamortized debt issuance costs, which are currently being amortized through various dates.

Other income, net includes interest income on notes receivable, rental income and other miscellaneous income.  Other income, net was $2.8 million in 2001 compared to $5.3 million in 2000.  The 2001 amount includes a $2.7 million gain related to the sale of our Bonners Ferry sawmill and one aircraft in the third quarter of 2001 and the sale of surplus rolling stock during the fourth quarter of 2001.  The 2000 amount includes a gain of $1.2 million related to the sale of our subsidiary, Yellowstone Trucking, in the third quarter of 2000 and a gain of $3.5 million related to the sale of two aircraft in the fourth quarter of 2000, partially offset by a $1.4 million loss related to an unfavorable ruling involving the settlement of a prior bad debt.

We pay no significant income taxes and do not include a provision for income taxes in our financial statements.

Timberlands

Total external segment sales, including property and stumpage sales, decreased $83.5 million, or 53.1%, to $73.7 million, or 12.4% of revenue in 2001, compared to $157.3 million, or 20.0% of revenue in 2000.  The decrease in external sales reflects significantly less log sales volume, which include stumpage sales volume, and lower property sales, and a decrease in overall realizations.  The lower log sales volumes primarily reflect a 45.5% decline in fee production in 2001.  The lower fee production helped alleviate pricing pressure on external log markets by curtailing available supplies in local log markets.  We expect internal consumption to decrease in 2002 due to the sale of our Bonners Ferry sawmill and the closure of our other Idaho sawmill and our Prineville, Oregon sawmill.  In addition, in the first quarter of 2002, we announced plans to sell our Idaho timberlands, an event that will further decrease our fee production in 2002.

Overall operating income from timberlands, including property sales, decreased 73.7% to $18.9 million in 2001 from $71.9 million in 2000.  The decrease in operating income was primarily a result of significantly lower log sales volume and realizations, a decrease in high-margin stumpage sales volume, fewer property sales and a $1.2 million negative adjustment on the Inland tree farm in the fourth quarter of 2001, which were partially offset by lower non-fee and purchased log costs and lower segment overhead expense in 2001 compared to 2000.  The $1.2 million charge in the fourth quarter of 2001 resulted from a negotiated stumpage volume adjustment on three previous timber sales, caused in part by environmental regulatory changes to timber harvest practices in Eastern Washington.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

Tree Farm	2001	2000	% Change
Oregon	$156/MBF	$479/MBF	(67.4%	)
Inland	$440/MBF	$265/MBF	66.0%
Hamilton	$373/MBF	$468/MBF	(20.3%	)
Olympic	$368/MBF	$447/MBF	(17.7%	)
Weighted average	$330/MBF	$339/MBF	(2.7%	)

Decreases at the Oregon, Hamilton and Olympic tree farms reflect the impact of weak lumber markets on log pricing, increased supply in the marketplace, mix changes and an unwillingness of sawmills to build log inventories given the continuing volatility in the lumber markets.

The increase in average external realization at the Inland tree farm is primarily the result of favorable mix changes and sales type (i.e. delivered logs versus stumpage sales).

Domestic external log sales volumes, excluding pulpwood, decreased 56.9% in 2001 compared to 2000, primarily as a result of a planned decrease in fee harvest levels and a corresponding increase in internal log consumption.  The reduction in fee harvest levels reflects our ongoing strategy to preserve our timber asset base until market conditions improve.

The domestic external volume from each of our tree farms, including stumpage, but excluding pulpwood, was as follows (in thousands of board feet (MBF)):

Tree Farm	2001	2000	% Change
Oregon	33,414	23,731	40.8%
Inland	20,496	203,975	(90.0%	)
Hamilton	60,401	55,534	8.8%
Olympic	26,578	43,892	(39.4%	)
Total	140,889	327,132	(56.9%	)

The increase at the Oregon tree farm is a result of two stumpage sales executed during the first quarter of 2001 while the increase on the Hamilton tree farm reflects a stumpage sale during the fourth quarter of 2001.

The large decline at the Inland tree farm reflects the sale of our timberland and stumpage in Montana during the third quarter of 2000.

Export Log Sales

Sales of logs to customers involved in exporting activities were $1.5 million, or 0.3% of total revenues in 2001, compared to $7.0 million, or 0.9% of revenues in 2000.  Prices received for export logs decreased 10.9% to $563/MBF in 2001 from $632/MBF in 2000 and sales volumes decreased 76.0% to 2.7 MMBF in 2001 compared to 11.0 MMBF in 2000.  We significantly curtailed our export business during 2001 as a result of the continuing weak pricing levels.  We anticipate both pricing and demand for export logs to improve in the first half of 2002.

Property Sales

Revenue and operating income from property sales in 2001 were $14.3 million and $10.4 million, respectively, compared to $25.7 million and $14.7 million, respectively in 2000.  The lower sales and gains in 2001 reflect a decreased amount of higher and better use property available for sale, depressed market demand and lower prices.

Manufacturing

Segment sales, excluding sales of lumber products through the wholesale marketing segment, decreased 25.0% to $138.9 million, or 23.4% of revenue, in 2001 from $185.3 million, or 23.5% of revenue in 2000.  The decreased revenue in 2001 reflects an 11.3% decrease in lumber sales volume, an 18.8% decrease in average realization and a 12.1% decrease in wood chip sales volume.  The 2000 revenue includes the effect of lower production from our Prineville and Coeur d’Alene sawmills in the second half of the year due to temporary market-related closure and/or curtailed production schedules as well as curtailed production at our Marysville, Washington sawmill in the fourth quarter of 2000. The 2001 revenue includes the effects of our Bonners Ferry sawmill curtailing production to a one-shift basis of operation in January 2001 and its subsequent sale in September 2001, the permanent closure of our Coeur d’Alene, Idaho and Prineville, Oregon sawmills in the fourth quarter of 2001 and ongoing curtailments at our Marysville studmill.

Operating loss from manufacturing was $6.9 million in 2001 compared to $3.8 million in 2000, primarily as a result of an 11.3% decrease in external lumber sales volume and an 18.8% decrease in average sales realizations on higher overhead expense, which were partially offset by a decline in unit manufacturing costs, which is attributable to increased efficiencies.  The increased overhead reflects depreciation expense associated with the Gilchrist modernization project.  The 2000 loss includes a $3.7 million charge during the fourth quarter of 2000 to reflect decreased market values for existing log and lumber inventories.

Average prices received for all lumber, excluding sales to the wholesale marketing segment, in the various regions were as follows:

Region	2001	2000	% Change
Oregon	$321/MBF	$528/MBF	(39.2%	)
Inland	$308/MBF	$335/MBF	(8.1%	)
Washington	$284/MBF	$286/MBF	(0.7%	)
Weighted average	$306/MBF	$377/MBF	(18.8%	)

The lower average lumber realizations for the Oregon region primarily reflect changes in the product mix.  As a result of prevailing log supplies, both Oregon sawmills produced a much larger percentage of lower priced pine dimension grade lumber instead of higher priced pine shop grade lumber during 2001 compared to 2000.  With the closure of the Prineville, Oregon sawmill in the fourth quarter of 2001, we anticipate our average realizations to decrease in this region with the absence of our Prineville sawmill’s higher value lumber products in the mix.

Total external lumber sales volumes decreased 11.3% in 2001 to 404.3 MMBF compared to 455.9 MMBF in 2000.  Sales volumes from the various regions were as follows (in MBF):

Region	2001	2000	% Change
Oregon	166,785	131,794	26.6%
Inland	114,058	193,452	(41.0%	)
Washington	123,459	130,639	(5.5%	)
Total	404,302	455,885	(11.3%	)

The increased volume from the Oregon region primarily reflects increased production and efficiencies at the Gilchrist facility, partially offset by the closure of the Prineville sawmill in the fourth quarter of 2001.

The decrease at the Inland region reflects a larger percentage of the production being utilized internally for sale at our wholesale marketing segment, curtailed production at the Bonners Ferry sawmill in the first three quarters of 2001, the sale of our Bonners Ferry sawmill in September 2001 and the permanent closure of our Coeur d’Alene sawmill in the fourth quarter of 2001.  We liquidated existing lumber inventories at our Coeur d’Alene facility in the fourth quarter of 2001 prior to its closure.

The decrease at the Washington region reflects production changes effected at the Marysville studmill during 2001.  These changes better matched lumber production to dry kiln capacity, which reduced overall output, but increased operating contribution.

By-product revenues accounted for 2.1% of revenue in 2001, flat when compared to 2000.  Residual wood chip prices were $72 per bone-dry unit (BDU) in 2001, compared to $70/BDU in 2000. Woodchip volume decreased 12.1% to 174,998 BDUs in 2001 compared to 199,159 BDUs in 2000.  The volume decline in 2001 primarily reflects the sale of our Bonners Ferry sawmill, the permanent closure of our Coeur d’Alene sawmill and operational change at our Marysville studmill.  Woodchip volume in the fourth quarter of 2001 was negatively affected by one of our Washington region’s largest chip customers experiencing significant pulp mill boiler downtime during the latter part of 2001.

Wholesale Marketing

Our wholesale marketing segment involve sales of lumber and other wood products, most of which were not manufactured by us.  Sales from the segment decreased $55.8 million, or 12.9%, to $378.3 million, or 63.8% of revenue in 2001, compared to $434.1 million, or 55.1% of revenue in 2000.  Operating income from wholesale operations decreased 23.1% to $11.5 million in 2001 compared to $14.9 million in 2000.  The lower operating results are primarily a result of a decline in prices for lumber and panels and lower demand, particularly after the terrorist events of September 11, 2001.  The operating costs are relatively fixed at our wholesale segment, which resulted in a lower profit margin from our wholesale operations during 2001 compared to 2000.

Results of Operations (2000 compared to 1999)

General

Net sales increased $4.7 million, or 0.6%, to $787.3 million in 2000 from $782.6 million in 1999. The increase reflects higher sales from our timberland and wholesale marketing operations.  The increase in timberland sales is primarily the result of more property and stumpage sales during 2000 compared to 1999, while the higher wholesale revenues reflect market share growth and the addition of Cheshire Lumber to the segment.  We increased property and stumpage sales in response to poor lumber markets.  These higher revenues were partially offset by lower manufacturing sales.

Cost of sales as a percentage of sales increased to 86.3% in 2000, compared to 84.3% in 1999.            The increase primarily reflects the impact of a larger portion of our revenue being derived from our wholesale operations, which operate at a lower profit margin, and significantly lower lumber sales prices. In addition, in the fourth quarter of 2000, we recorded a $3.7 million charge to reflect the decreased market value for existing log and lumber inventories.  These factors were only partially offset by lower log and lumber purchase prices, increased stumpage sale activity and lower overall per unit manufacturing costs.

Selling, general and administrative expenses increased $0.6 million to $39.5 million (5.0% of revenues) in 2000, from $38.9 million (5.0% of revenues) in 1999.  The increase reflects growth in the wholesale segment and costs incurred in relation to our strategic initiative process.

Interest expense increased $10.2 million to $59.6 million in 2000, from $49.4 million in 1999.  The increase is a result of higher debt balances in 2000 due primarily to the purchase of the timberlands from Plum Creek in the first quarter of 2000 for $73.4 million, which was financed using our acquisition line of credit, and the installation of a new small log line at our Gilchrist mill during 2000 for approximately $23.6 million, which was funded with bank financing.

Amortization of debt issuance costs increased to $0.9 million in 2000 from $0.7 million in 1999 due to a full year of amortization in 2000 compared to only a partial year in 1999.

Other income, net was $5.3 million in 2000 compared to $0.3 million in 1999.  The 2000 amount includes a gain of $1.2 million related to the sale of our subsidiary, Yellowstone Trucking, in the third quarter of 2000 and a gain of $3.5 million related to the sale of two aircraft in the fourth quarter of 2000, partially offset by a $1.4 million loss related to an unfavorable ruling involving the settlement of a prior bad debt.  The $1.4 million was paid in the first quarter of 2001.    The 1999 amount includes a $1.4 million charge related to the closing and auctioning off of our Colburn mill during the second quarter of 1999.

We pay no significant income taxes and do not include a provision for income taxes in our financial statements.

Timberlands

Total external log sales, including property and stumpage sales, increased $55.0 million, or 53.7%, to $157.3 million, or 20.0% of revenue in 2000, compared to $102.3 million, or 13.1% of revenue in 1999.  The higher revenues reflect increased property and stumpage sales activity.  Internal sales of logs to manufacturing decreased 16.2% to $148.8 million in 2000 from $177.6 million in 1999 primarily as a result of significantly lower lumber prices, which resulted in reduced production volumes from our mills.

Overall operating income from timberlands, including property sales, increased 26.4% to $71.9 million in 2000 from $56.8 million in 1999.  The increase in operating income was primarily a result of increased property and stumpage sales activity and lower overhead expenses in 2000 compared to 1999, offset in part by a 11.0% decrease in the average domestic external log sales realization during 2000 compared to 1999.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows:

Tree Farm	2000	1999	% Change
Oregon	$479/MBF	$407/MBF	17.7%
Inland	$265/MBF	$390/MBF	(32.1% )
Hamilton	$468/MBF	$359/MBF	30.4%
Olympic	$447/MBF	$386/MBF	15.8%
Weighted average	$339/MBF	$381/MBF	(11.0% )

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

The domestic external volume from each of our tree farms was as follows (in thousands of board feet (MBF)):

Tree Farm	2000	1999	% Change
Oregon	23,731	12,140	95.5%
Inland	203,975	88,152	131.4%
Hamilton	55,534	57,227	(3.0% )
Olympic	43,892	44,071	(0.4% )
Total	327,132	201,590	62.3%

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

Property Sales

Revenue and operating income from property sales in 2000 were $25.7 million and $14.7 million, respectively, compared to $7.6 million and $4.1 million, respectively in 1999.  Property and stumpage sales comprised a significant portion of our operating income during 2000, given the low level of lumber prices.

Manufacturing

Sawmill sales, excluding sales of lumber products through the wholesale division, decreased $86.1 million, or 31.7%, to $185.3 million, or 23.5% of revenue in 2000, compared to $271.4 million, or 34.7% of revenue in 1999.  The decreased revenue reflects lower shipments, sales realizations and wood chip by-product revenues, partially offset by a decline in unit manufacturing costs, which is attributable to both lower log and lower overhead costs.  In addition, due to market conditions, we temporarily closed our Prineville and Coeur d’Alene sawmills in May and August of 2000, respectively. The Prineville sawmill was reopened in late September 2000 in response to improvement in both demand and prices for pine lumber and operated on a one-shift basis during the remainder of 2000 and into the first quarter of 2001. The Coeur d’Alene sawmill remained closed during the fourth quarter of 2000, but was reopened on a one-shift basis during January 2001.  The Bonners Ferry sawmill also reduced production to a one-shift basis of operation in January 2001.

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

Average prices received for all lumber, excluding sales to the wholesale marketing segment, in the various regions were as follows:

Region	2000	1999	% Change
Oregon	$528/MBF	$642/MBF	(17.8%	)
Inland	$335/MBF	$386/MBF	(13.2%	)
Washington	$286/MBF	$316/MBF	(9.5%	)
Weighted average	$377/MBF	$457/MBF	(17.5%	)

The decreases in average realizations are due to weak overall lumber market pricing and product mix changes, especially in the Oregon region as a result of the new log line at our Gilchrist sawmill, which produces more dimension lumber compared to higher priced shop lumber that was produced previously.

Total external lumber sales volumes decreased 18.0% in 2000 to 455.9 MMBF compared to 556.1 MMBF in 1999.  Sales volumes from the various regions were as follows (in MBF):

Region	2000	1999	% Change
Oregon	131,794	190,584	(30.8%	)
Inland	193,452	232,303	(16.7%	)
Washington	130,639	133,245	(2.0%	)
Total	455,885	556,132	(18.0%	)

The decrease in lumber sales volume is a result of lower production due to the temporary shutdown or curtailment of production at several of our mills, as discussed above, in response to weak lumber pricing.

By-product revenues accounted for 2.1% of revenue in 2000, compared to 2.4% of revenue in 1999.  Residual wood chip prices increased to $70 per bone dry unit (BDU) in 2000 compared to $69/BDU in 1999. The slightly higher average realization reflects market reaction to lumber production curtailments industry wide that negatively impacted the available supply of residual wood chips, especially in the third and fourth quarters of 2000.  Woodchip volume decreased to 199,159 BDUs in 2000 compared to 216,142 BDUs in 1999.  The lower volume reflects decreased chip production primarily in the Oregon and Inland regions as a result of the temporary shutdown of our Prineville and Coeur d’Alene sawmills for significant portions of 2000 as discussed above.

Wholesale Marketing

Our wholesale operations involve sales of lumber and other wood products, most of which were not manufactured by us.  Sales from the wholesale operations increased $39.4 million, or 10.0%, to $434.1 million, or 55.1% of revenue in 2000, compared to $394.8 million, or 50.4% of revenue in 1999. Operating income from wholesale operations increased 22.2% to $14.9 million in 2000 compared to $12.2 million in 1999.  The increases in revenue and operating income are a result of market share growth and improved margins from existing operations as well as the acquisition of Cheshire Sales Company, Inc. in January 2000.  The increase in revenue was partially offset by lower building material prices during 2000 compared to 1999. Overall profit margins increased to 3.4% in 2000 compared to 3.1% in 1999 as a result of favorable purchase opportunities of raw materials utilized to supply fixed price sales contracts.

Liquidity and Capital Resources

Cash provided by operating activities was $3.8 million in 2001 and resulted primarily from a decrease in accounts and notes receivable of $28.8 million and a decrease in inventories of $22.8 million, offset in part by a net loss of $19.6 million (net of non-cash expenses of $33.9 million), an increase in prepaid and other current assets of $0.7 million and a decrease in accounts payable and accrued expenses of $27.6 million.  Working capital decreased to $78.7 million at December 31, 2001 compared to $81.6 million at December 31, 2000.

The $28.8 million decrease in accounts receivable and the $22.8 million decrease in inventories are primarily the result of our efforts to maximize cash flow, the planned closure of our Coeur d’Alene and Prineville facilities and the associated inventory liquidations and the collection of a significant stumpage receivable as part of the sale of the Bonners Ferry sawmill during the third quarter of 2001.

Net cash provided by investing activities of $11.3 million resulted primarily from $26.9 million proceeds from the sale of timberland and other fixed assets and the collection of $2.9 million of notes receivable, which were offset by the use of $9.5 million for additions to timberlands and timber cutting rights and $9.0 million used for additions to equipment.

Net cash used by financing activities of $20.4 million resulted primarily from a $13.0 million net decrease in short-term borrowings, net repayments on long-term debt of $3.7 million and $3.8 million used for payment of fees and expenses related to obtaining two bank facility amendments during 2001.

Additions to plant and equipment totaled $9.0 million in 2001, primarily for a new planer mill at our Gilchrist, Oregon facility, replacement aircraft and environmental related improvements. Additions to timber and timberland purchases are evaluated as opportunities arise and totaled $9.5 million in 2001.  We anticipate spending approximately $9.6 million in 2002 for timber and timberland additions and plant and equipment.  The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, cash generated from operations, current funds or bank borrowings.

As amended in April 2002, we have a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  At December 31, 2001, we had $18.0 million outstanding under this facility, with a weighted average interest rate of 5.9%.

As amended in April 2002, we have a $199.3 million facility with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. This facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005.  As required in the April 2002 amendment, a portion of the Inland Tree Farm sales proceeds will be applied to pay down outstanding principal on this facility.  The estimated principal reduction from these proceeds is $88.0 million.  Principal payments of $5.0 million, $40.0 million and $30.0 million are due on this facility in September 2003, January 2004 and June 2005, respectively.  Principal payments on this facility cannot be re-borrowed.  At December 31, 2001, we had $199.3 million outstanding under this facility, with a weighted average interest rate of 5.9%.

We sought and received these bank facility amendments to obtain relief from restrictive covenants and upcoming debt maturities during a period of time when operating cash flows continue to be negatively impacted by weak log and lumber prices and based our decision to preserve our timber assets until pricing for logs and lumber improves.  See Note 7 and Note 13 to the consolidated financial statements included in this Form 10-K for more information about the amendments.

The Partnership’s 9.78%, 9.60%, 8.17% and 7.8% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018. These senior notes, with an aggregate $486 million principal amount, required us to make an aggregate principal payment of $37.5 million on December 1, 2002, and annual principal payments in various amounts from December 1, 2003 through 2018.  As amended in April 2002, we are required to apply a portion of the Inland Tree Farm sale proceeds to pay down principal outstanding on these notes.  The estimated principal reduction from these proceeds is $86.0 million, exclusive of redemption charges.  This amendment also allows the Partnership to defer principal payments due on December 1, 2003, 2004 and 2005, respectively, until December 31, 2005.  In addition, the Partnership is also required to make mandatory principal payments, on a pro rata basis, with existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  In addition, we may be required to pay the entire outstanding principal balance, plus accrued interest, of the senior notes on December 31, 2005 if our credit ratings are below investment grade.  If our credit ratings are investment grade, on July 1, 2005, the note holders have the right to put to us some or all of their outstanding note principal balances on December 31, 2005 after giving notice to us on August 1, 2005.  No redemption charges will be associated with any principal payments made in connection with the notes that are put back to the Partnership.

The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points.  Additionally, the senior notes require the application of asset sale proceeds to principal reduction, which, under certain conditions, may be subject to the redemption charge.  If asset sales are employed by us as a source of funds for the mandatory principal payments required on our acquisition facility, as described above, pro rata funds from these asset sale proceeds must also be applied to outstanding note principal balances.  Redemption charges incurred on these pro rata payments will be deferred until December 31, 2005, unless we elect to pay the equivalent amount in common units on December 31, 2004.

In exchange for these revisions to the senior note agreements, we agreed to give a security interest in our timberlands and sawmill assets and to increase the interest rate on each note by 100 basis points until December 31, 2005.  Additionally, we will pay the note holders an amendment fee of $2.0 million, funded by the Inland tree farm sale proceeds.

We expect to remain in compliance with all current terms and covenants of our note agreements and to meet all future amortization requirements.

All of our senior note agreements and bank lines of credit contain certain restrictive covenants, including:

•                  limitations on harvest levels, capital expenditures, land sales, cash distributions, acquisitions and investments;

•                  the amount of future indebtedness;

•                  restrictions on the use of proceeds from property and other assets sales; and

•                  compliance with certain financial ratios.

After giving effect to the April and November 2001 bank facility amendments, we were in compliance with such covenants at December 31, 2001.  Subsequent to December 31, 2001, we violated an affirmative covenant associated with submitting financial statements and covenant compliance certificates to our bank lenders, but cured this violation as of April 22, 2002.

Cash necessary to enable us to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant.

In the first quarter of 2002, we announced plans to sell our Idaho timberlands in two separate transactions for total proceeds to us of $189.5 million.   The proceeds from the Idaho timberland sale will be received separately, one in the amount of $133.8 million that closed during the first quarter of 2002 and one in the amount of $55.7 million that is expected to close in the second quarter of 2002.  Additionally, we expect to receive between $6.0 and $9.0 million in proceeds related to the sale of our Coeur d’Alene and Prineville assets later in 2002. The proceeds from all of these transactions will be used for payment of short-term debt and current portion of long-term debt.  During the fourth quarter of 2001, we reclassified these fixed assets and timberlands to assets held for sale totaling $184.4 million.

Based upon the amendments to the bank facilities discussed above, including the extension of our bank working capital and acquisition facilities, estimated proceeds from asset sales and dispositions discussed above and cash provided by operating activities, we believe we have adequate liquidity to fund our operating plan and required debt service for at least the next twelve months.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions will support a sustained quarterly distribution.

A summary of our contractual commitments and obligations as of December 31, 2001 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$685,470	$174,064	$511,406	$—	$—
Purchase Commitments	18,166	627	17,539	—	—
Operating Leases	31,937	4,769	12,796	6,492	7,880
	$735,573	$179,460	$541,741	$6,492	$7,880

	Amount of Commitment Due by Period
Other Commercial Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of Credit	$18,000	$18,000	$—	$—	$—
Other Notes Payable	1,000	1,000	—	—	—
Standby Letters of Credit	4,000	4,000	—	—	—
	$23,000	$23,000	$—	$—	$—

In connection with the sale and sublease of the Bonners Ferry sawmill (see Note 4 to our consolidated financial statements), we guaranteed the termination value of a sublease.  The current termination value is approximately $2.0 million and the guarantee will remain in place throughout the term of the lease.

We reimburse the General Partner for direct costs incurred to manage the Partnership.  These reimbursements were $4.8 million in 2001, and primarily represent compensation expense and other costs incurred to manage the business.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.          Pursuant to December 2001 Securities and Exchange Commission guidance, we have included a list of what we have determined to be our critical accounting policies.  See Note 1 to our consolidated financial statements, Summary of Operations and Significant Accounting Policies, for additional information.

Our critical accounting policies relate to the following:

•              Accounts and notes receivable allowances

•              Accounting for timber and timberlands

•              Impairment of assets

•              Revenue recognition of stumpage sales

Accounts Receivable Allowances

Our accounts receivable have been concentrated among several customers.  We attempt to minimize our credit risk on both our accounts and notes receivable by utilizing various procedures to monitor the credit worthiness of our customers.  In addition, we may mitigate our credit risk related to notes receivable by obtaining asset lien rights or other secured interests.  The amount of our allowances for uncollectible accounts and notes receivable are estimated based on historical experience and current knowledge of past due accounts and particular customer circumstances.  In the case of a bankruptcy filing by a customer, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Accounting for Timber and Timberlands

Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization related to roads. Amortization of our logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber.  We estimate our timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no impact on our cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.

Accounting for Impairment of Assets

Property held for resale is recorded at the lower of cost or the estimated realizable value, less anticipated selling costs.  We base our estimates of realizable value on the condition of the related assets, market values for comparable assets and, in the case of timberlands, the estimated amount and type of timber.  If we are not able to sell these assets for their estimated realizable values, we may incur non-cash charges related to losses upon the sale of the assets.

Revenue Recognition of Stumpage Sales

We recognize revenue from stumpage sales at the time of sale, as long as revenue recognition criteria for real property sales, as specified in SFAS No. 66 “Accounting for Sales of Real Estate,” are met.  SFAS 66 requires the following:

•                  Profit is determinable (i.e. volume and sales price are known and collectibility of the sales price is reasonably assured or the amount that will not be collected can be estimated);

•                  A significant down payment has been received;

•                  Parties are bound by a contract;

•                  All conditions precedent to closing, including the transfer of title, have been performed; and

•                  Risks and rewards, other than catastrophic loss, have been transferred and we do not have substantial continuing involvement.

New Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”).  SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000.  We do not currently have any derivative instruments and, accordingly, the adoption of SFAS 137 and 138 in the first quarter of 2001 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets.  SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.  SFAS 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  We expect to complete that first step of the goodwill impairment test during the second quarter of 2002.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  We have not yet determined what effect the impairment test will have on our earnings and financial position.  In connection with the adoption of SFAS 142, we expect that we will no longer record $0.9 million of amortization expense per year relating to existing goodwill.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  We are required to adopt the provisions of SFAS 143 no later than the first quarter of 2003.  SFAS 143 is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).  SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Consistent with SFAS 121, long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows upon certain triggering events.  An impairment exists if long-lived assets are not recoverable and exceed fair value.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for our fiscal year beginning January 1, 2002.  We believe that the adoption of this standard will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our only financial instruments with market risk exposure are our variable rate lines of credit.  At December 31, 2001, we had $217.3 million outstanding under our lines of credit with a weighted average interest rate of 5.87%.  A hypothetical 10 percent increase in interest rates to 6.46% would not have a material impact on our cash flows.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and footnotes filed as part of this report follow the signature page of this report and begin on page F-1. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2001 is as follows:

In thousands, except per unit data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2000
Revenue	$231,723	$214,265	$190,279	$151,044
Operating income	22,207	21,531	20,403	4,419
Net income (loss)	8,263	6,985	6,635	(8,551)
Net income (loss) per unit	0.27	0.23	0.22	(0.28)

2001
Revenue	$138,819	$166,158	$163,926	$124,365
Operating income (loss)	3,044	9,363	1,186	(5,591)
Net loss	(12,979)	(6,823)	(12,864)	(20,772)
Net loss per unit	(0.42)	(0.22)	(0.42)	(0.67)

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

Directors

Robert Jaunich II, 62, has been the Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners’ Executive Committee. Since 1991, he has been Managing Director of Fremont Group and a member of its Board of Directors and Executive Committee.  From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacob Suchard AG, one of the world’s top four chocolate, sugar confectionery and coffee companies. Mr. Jaunich currently serves on the board of directors of CNF Transportation, Inc. (NYSE) and on the boards of various other private companies.

Peter W. Stott, 57, has been a Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994. Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994. Mr. Stott is also Chairman and founder of Market Transport, Ltd., a trucking and logistics transportation service company, which employs over 500 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Directors for Liberty Northwest Insurance Company and serves on several non-profit boards.

James A. Bondoux, 62, has been a Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner’s Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux had been a Managing Principal of Fremont Group since December 1984, concentrating on private ventures and special situation equity investments.

Charles E. Carlbom, 67, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee.  Mr. Carlbom is the retired President and Chief Executive Officer of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.  Mr. Carlbom is a director of Bishop Street Funds, Inc. and of Oregon Transfer Company.

John W. Larson, 64, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993.  Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

Christopher G. Mumford, 56, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was formerly a General Partner of Scarff, Sears & Associates in San Francisco and a Managing Director of Questor Partners Fund, L.P. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994.  Mr. Mumford served on the board of Impco Technologies, Inc., a public company, from 1998 to 2000 and has also served as a director of several privately owned companies.

William L. Smith, 60, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee. Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 30 years of experience managing and developing large ranch, timberland, recreational and small community properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

Executive Officers

For a description of Peter W. Stott’s background, the President and Chief Executive Officer of the Managing General Partner, see “Directors” above.

Gary N. Cremer, 54, was promoted to Vice President of Resources on March 1, 2001.  Mr. Cremer joined Crown Pacific in 1993 as Resource Manager of the Montana Division, and has since been Fee Lands Manager and Land and Timber Manager for the Oregon Division.  Mr. Cremer has over 29 years of experience in timberland management, procurement and acquisition.  From 1979 until joining Crown Pacific, Mr. Cremer was Forester and Resource Manager for WI Forest Products and was Procurement Forester for the Pack River Company from 1977 until 1979.

Steven E. Dietrich, 47, joined Crown Pacific in December 1999 as Vice President of Finance.  He has nearly 25 years of experience in the forest products and investment industries.  Before joining the Partnership, Mr. Dietrich was Director of Investments for UBS Brinson Timber Group, a global timber investment advisor, since 1998.  From 1991 to 1998, Mr. Dietrich was Vice President, Senior Research Analyst for D.A. Davidson & Co.  Prior to 1991, Mr. Dietrich served in senior staff positions at Bohemia and WTD Industries, and as a service forester for the NJ Bureau of Forest Management.

John S. Ernst, 42, was promoted to Vice President of Manufacturing on June 1, 2001.  Mr. Ernst joined Crown Pacific in 1991 following the acquisition of Gilchrist Timber Company in Gilchrist, Oregon.  Since 1998, Mr. Ernst has been Division Manager for the Oregon manufacturing facilities.  From 1995 until 1997, Mr. Ernst was Corporate Operations Manager for the manufacturing facilities in Oregon, Idaho, Montana and Washington.  Prior to 1995, Mr. Ernst served as Division Manager for Oregon and Plant Manager and Maintenance Supervisor for the Gilchrist manufacturing facility.

Roger L. Krage, 54, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998.  From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership’s predecessors from 1988 to 1994.  Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 22 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

Richard D. Snyder, 54, is Senior Vice President and Chief Financial Officer of the Managing General Partner. Mr. Snyder joined Crown Pacific in 1992 as Treasurer and Chief Financial Officer and has served as Assistant to the President.  Mr. Snyder has over 30 years experience in the accounting and finance profession focusing extensively on the forest products industry.  From 1981 through 1992, Mr. Snyder was Vice President of Finance for Gregory Forest Products.  Mr. Snyder worked for seven years as a CPA with the accounting firm of Arthur Andersen & Co. before serving five years at Georgia-Pacific as Director of Corporate Finance.

L. James Weeks, 60, is Vice President of Wholesale Operations of the Managing General Partner.  Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership.  Mr. Weeks has over 30 years experience in the forest products industry, primarily in sales and marketing related functions.  Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities.  Crown Pacific acquired Maywood-Anderson in September 1996.  Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978.  Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

P.A. (“Tony”) Leineweber, 57, Vice President of Administration of the Managing General Partner, joined Crown Pacific in 1990 to oversee its administrative, personnel, risk management and public relations functions. Mr. Leineweber has over 25 years experience in managing these corporate functions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Managing General Partner’s directors and executive officers, and persons who own more than ten percent of the Partnership’s common units, to file reports of ownership and changes in ownership with the Commission and the NYSE.  Based on our review of the copies of such reports received by us and on written representations received by us, we believe that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during fiscal 2001.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer, the four other most highly compensated executive officers during the last fiscal year and one additional person who would have been included, except for the fact that his employment with the Partnership terminated prior to December 31, 2001 (together, the “named executive officers”) for services rendered to the Partnership in all capacities during each of the last three fiscal years.  The table also indicates the capacity in which each named executive served at the end of 2001.

				Long-Term Compensation

		Annual Compensation		Awards	Payouts
				Securities Underlying Options (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)		LTIP Payouts ($) (A)
Peter W. Stott	2001	$750,000	$281,250	60,000	$210,647
President and Chief	2000	750,000	536,250	55,000	217,080
Executive Officer	1999	715,000	472,500	55,000	73,790

Roger L. Krage	2001	350,000	131,250	40,000	147,875
Senior Vice President,	2000	350,000	243,750	40,000	152,279
Secretary and General Counsel	1999	325,000	210,000	40,000	51,740

Richard D. Snyder	2001	300,000	112,500	30,000	92,271
Senior Vice President and	2000	300,000	100,000	25,000	95,035
Chief Financial Officer	1999	265,000	30,000	25,000	32,310

L. James Weeks	2001	275,000	37,500	20,000	56,446
Vice President, Wholesale	2000	275,000	50,000	25,000	49,244
Operations	1999	277,398	25,000	20,000	13,780

P.A. Tony Leineweber	2001	206,000	37,500	25,000	91,254
Vice President,	2000	206,000	25,000	25,000	94,471
Administration	1999	200,000	25,000	20,000	32,310

Sandy M. Fulton (B)	2001	275,000	—	—	—
Former Executive Vice	2000	275,000	187,500	25,000	—
President, Manufacturing	1999	249,996	178,125	—	—

(A)       Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan.

(B)         Mr. Fulton’s employment with the Partnership terminated December 31, 2001.

Unit Option Grants

The following table sets forth the number of unit options granted at fair market value under the Partnership’s 2000 Unit Option Plan to the named executive officers in 2001.

Option Grants in Last Fiscal Year

Individual Grants (A)					Potential Realizable Value At Assumed Annual Rates of Unit Price Appreciation for Option Term (B)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Unit)	Expiration Date	5% ($)	10% ($)
Peter W. Stott	60,000	18.8%	$7.30	01/01/11	$275,456	$698,059

Roger L. Krage	40,000	12.5	7.30	01/01/11	183,637	465,373

Richard D. Snyder	30,000	9.4	7.30	01/01/11	137,728	349,030

L. James Weeks	20,000	6.3	7.30	01/01/11	91,819	232,686

P.A. Tony Leineweber	25,000	7.8	7.30	01/01/11	114,773	290,858

Sandy M. Fulton	—	—	—	—	—	—

(A)        Options granted in 2001 vest 10%, 20%, 30% and 40% on each of the first through fourth anniversaries of the grant date, respectively, with full vesting occurring on the fourth anniversary date.

(B)          These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation.  Under these rules, an assumption is made that the shares underlying the unit options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the ten-year term of the unit options.  Actual gains, if any, on unit option exercises are dependent on the future performance of the Partnership’s common units and overall stock market conditions.  There can be no assurance that the potential realizable values reflected in this table will be achieved.

Option Exercises and Holdings

The following table provides information concerning the exercise of options during 2001 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable			Value of Unexercised In-The-Money Options At FY-End ($) (A) Exercisable/ Unexercisable
Peter W. Stott	—	—	310,335	/	169,200	—	/	—
Roger L. Krage	—	—	270,035	/	118,800	—	/	—
Richard D. Snyder			62,500	/	79,200	—	/	—
L. James Weeks	—	—	30,300	/	65,700	—	/	—
P.A. Tony Leineweber	—	—	70,300	/	70,700	—	/	—
Sandy M. Fulton	—	—	—	/	—	—	/	—

 (A) None of the named executive officers had options that were in-the-money at December 31, 2001.  The market value of the Partnership’s common units at December 31, 2001 was $5.94.

Long-Term Incentive Plan Awards

There were no distribution equivalent rights (“DERs”) granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan during 2001.

Compensation of Directors

Outside Directors of the Board of Control of the Managing General Partner receive annual retainers of $20,000 plus $1,000 for each Board of Control meeting and committee meeting attended.  Mr. Mumford receives $1,500 per quarter for his services as Chairman of the Audit Committee of the Board of Control.  Messrs. Jaunich, Stott and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

The Managing General Partner entered into annual employment agreements with each officer in 1999.  The agreements have a term of one year, however, the term automatically extends for an additional calendar year, unless either party gives written notice to the contrary to the other party at least 90 days prior to the date the agreement would otherwise be so extended. The agreements include confidentiality provisions and an involuntary termination provision pursuant to which the officer would receive severance pay equal to up to twelve months base salary.  In the event of a change-in-control and loss of employment, each officer’s unit option and distribution equivalent rights vest and the officer can receive up to three years’ severance pay.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of February 28, 2002, certain information furnished to the Partnership with respect to ownership of the Partnership’s common units of (i) each Director, (ii) the named executive officers, (iii) all persons known by the Partnership to be beneficial owners of more than 5 percent of its common units, and (iv) all current executive officers and Directors as a group:

	Common Units
	Number Of Units	Percent of Units Outstanding
Shareholder
Fremont Investors, Inc. (1) (2)	3,859,269	12.6%

Crown Pacific Administrative L.P. (3)	2,711,320	8.9%

Robert Jaunich II (4)	5,353,427	17.5%

Peter W. Stott (5)	4,285,836	13.9%

James A. Bondoux (6)	2,712,320	8.9%

Roger L. Krage (7)	385,562	1.3%

Richard D. Snyder (8)	88,697	*

P.A. Tony Leineweber (9)	71,300	*

Christopher G. Mumford	68,976	*

L. James Weeks (10)	66,420	*

John W. Larson	26,485	*

William L. Smith	2,400	*

Charles E. Carlbom	2,350	*

Sandy M. Fulton	—	—

All current executive officers and directors as a group (14 persons) (11)	7,734,248	24.6%

* Less than 1% of the class.

(1)           Current address is 199 Fremont Street, Suite 2300, San Francisco, California 94105.  Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont.  As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont.  Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. (“Sequoia”).  Accordingly, Mr. Bechtel may be deemed to control Sequoia.  Fremont also controls Crown Pacific Administrative L.P.

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

(5)           Includes:  (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units; (ii) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; and (iii) 365,035 common units subject to options exercisable within 60 days of February 28, 2002.  Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(6)           Includes 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Bondoux is a director.  Mr. Bondoux disclaims beneficial ownership of such units.  Current address is PMB #510, 930 Tahoe Blvd., Unit 802, Incline Village, Nevada 89451.

(7)           Includes 308,835 common units subject to options exercisable within 60 days of February 28, 2002. Current address is 121 S.W. Morrison Street, Suite 1500, Portland, Oregon 97204.

(8)           Includes 87,200 units subject to options exercisable within 60 days of February 28, 2002.

(9)           Includes 70,300 units subject to options exercisable within 60 days of February 28, 2002.

(10)     Includes 2,801 units beneficially owned by Mr. Weeks’ spouse and 52,500 units subject to options exercisable within 60 days of February 28, 2002.

(11)     Includes: (i) 1,112,000 common units owned directly by the current executive officers and directors as a group; (ii) 2,711,320 common units beneficially owned by Crown Pacific Administrative, of which Mr. Stott and Mr. Krage are directors and shareholders; (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director; (iv) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director; (v) 1,466,758 common units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director; (vi) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; (vii) 2,801 units owned by Mr. Weeks’ spouse and (viii) 972,370 common units subject to options exercisable within 60 days of February 28, 2002.

Item 13.  Certain Relationships and Related Transactions

As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership.  These cost reimbursements totaled $4.8 million in 2001.

During 2001, the Partnership paid $100,000 to Fremont Investors, Inc. for management services provided.

All related party transactions were conducted at arm’s length and were approved by disinterested members of the Board of Control of the Managing General Partner of the Partnership.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

The following schedule and report thereon is filed herewith:

Report of Independent Accountants on Financial Statement Schedule
Schedule II	Valuation and Qualifying Accounts

Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

We filed a report on Form 8-K on February 15, 2002, dated February 5, 2002 pursuant to Item 5. Other Events, regarding our planned sale of our Idaho timberlands.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.  Exhibits that are not incorporated by reference to a prior filing are designated by an asterisk.

Exhibit No.	Description
3.1	Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (Filed as Exhibit A to Part I of Registrant’s Registration Statement on Form S-1 No. 83-85066).

3.2	Form of Agreement of Limited Partnership of Crown Pacific Limited Partnership (Filed as Exhibit 3.2 to the Registrant’s Statement on Form S-1 No. 83-85066).

3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997).

3.4

Second Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 1997).

3.5	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.1	Note Purchase Agreement relating to 9.78% Senior Notes due 2009 (Filed as Exhibit 10.3 to Registrant’s Report on Form 10-K for the year ended December 31, 1995).

10.2	Amendment No. 2 to $275,000,000, 9.78% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.3	Note Purchase Agreement relating to 9.60% Senior Notes due 2009 (Filed as Exhibit 10.2 to Registrant’s Report on Form 10-K for the year ended December 31, 1995).

10.4	Amendment No. 2 to $25,000,000, 9.60% Senior Notes due December 1, 2009, dated as of January 15, 1998 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.5	Note Purchase Agreement dated as of December 15, 1997 — $95 million Senior Notes, Series A, B and C (Filed as Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 1997)

10.6

Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.7

Amended and Restated Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A. as agents for Union Bank of California, N.A. as Syndication Agent and Bank of Montreal and KeyBank National Association, as co-agents (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.8	First Amendment, dated April 20, 2001, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.9

Second Amendment, dated November 7, 2001, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.10

Amended and Restated Facility B Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A., as letter of credit issuing bank and as agent for Union Bank of California, N.A. as Syndication Agent, and Bank of Montreal and KeyBank National Association, as co-agents (filed as Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.11

First Amendment, dated April 20, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.12

Second Amendment, dated November 7, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.13	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. (filed as exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.14	Amended and Restated Employment Agreement dated September 20, 1999 with Peter W. Stott (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.15	Amended and Restated Employment Agreement dated September 20, 1999 with Roger L. Krage (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.16	Amended and Restated Employment Agreement for Richard D. Snyder dated Sept. 20, 1999 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.17	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999 (Filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.18	Amended and Restated Employment Agreement for L. James Weeks dated Sept. 20, 1999 (Filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.19	Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 83-85066).

10.20	1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 1997).

10.21	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999)

10.22	Crown Pacific Management Limited Partnership 2000 Unit Option Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).

18*	Letter regarding change in accounting principle

21	List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 No. 33-85066).

23*	Consent of PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CROWN PACIFIC PARTNERS, L.P.

(Registrant)

By:	Crown Pacific Management

Limited Partnership,

as Managing General Partner

By:	/s/ Peter W. Stott

Peter W. Stott

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on April 22, 2002, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant’s Managing General Partner.

By:	/s/ Robert Jaunich II	Chairman of the Board of Control,
	Robert Jaunich II	Executive Committee

By:	/s/ Peter W. Stott	President and Chief Executive
	Peter W. Stott	Officer & Member, Board of Control, Executive
Committee, Crown Pacific Management, L.P.
(Principal Executive Officer)

By:	/s/ Richard D. Snyder	Senior Vice President & Chief Financial Officer
	Richard D. Snyder	Crown Pacific Management, L.P.
(Principal Financial and Accounting Officer)

By:	/s/ Charles E. Carlbom	Member, Board of Control,
	Charles E. Carlbom	Audit Committee

By:	/s/ John W. Larson	Member, Board of Control,
	John W. Larson	Audit Committee

By:	/s/ Christopher G. Mumford	Member, Board of Control,
•	Christopher G. Mumford	Audit Committee

Report of Independent Accountants

To the Board of Control of
Crown Pacific Management
Limited Partnership and
the Partners of
Crown Pacific Partners, L.P.

In our opinion,  the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly,  in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon

January 22, 2002, except for footnote 13 which is as of April 22, 2002

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

	For the Year Ended December 31,
	2001	2000	1999
Revenues	$593,268	$787,311	$782,550

Operating costs:
Cost of products sold	543,771	679,210	659,429
Impairment of assets	5,289	—	—
Selling, general and administrative expenses	36,206	39,541	38,882

Operating income	8,002	68,560	84,239

Interest expense	61,541	59,579	49,394
Amortization of debt issuance costs	2,741	910	693
Other income, net	(2,842)	(5,261)	(251)

Net (loss) income	$(53,438)	$13,332	$34,403

Net (loss) income per unit	$(1.73)	$0.43	$1.13

Weighted average units outstanding	30,521,621	30,404,136	30,232,626

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

Assets

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$9,219	$14,537
Accounts receivable, net	85,120	113,560
Notes receivable	7,194	4,502
Inventories	35,617	58,560
Deposits on timber cutting contracts	1,441	2,811
Prepaid and other current assets	3,177	1,461
Property held for sale	184,405	30

Total current assets	326,173	195,461
Property, plant and equipment, net	55,756	79,162
Timber, timberlands and roads, net	433,183	633,926
Goodwill, net	34,272	34,182
Other assets	8,970	12,448

Total assets	$858,354	$955,179

Liabilities and Partners’ Capital

Current liabilities:
Notes payable	$19,000	$32,000
Accounts payable	31,557	50,683
Accrued expenses	12,708	20,315
Accrued interest	10,132	10,711
Current portion of long-term debt	174,064	166

Total current liabilities	247,461	113,875
Long-term debt	511,406	688,965
Other non-current liabilities	270	729
	759,137	803,569

Commitments and contingent liabilities

Partners’ capital:
General partners	(295)	194
Limited partners (30,527,030 and 30,410,906 units outstanding at December 31, 2001 and 2000, respectively)	99,512	151,416
Total partners’ capital	99,217	151,610

Total liabilities and partners' capital	$858,354	$955,179

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(53,438)	$13,332	$34,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	41,739	55,949	56,763
Impairment of assets	5,289	—	—
Gain on sale of property	(13,151)	(19,532)	(2,638)
Net change in current assets and liabilities, net of the effects of business combinations:
Accounts and notes receivable	28,770	(20,079)	(13,628)
Inventories	22,840	(1,034)	(2,121)
Prepaid and other current assets	(670)	951	2,053
Accounts payable and accrued expenses	(27,601)	10,472	6,952
Net cash provided by operating activities	3,778	40,059	81,784

Cash flows from investing activities:
Additions to timberlands	(9,281)	(102,942)	(15,268)
Additions to timber cutting rights	(201)	(14,662)	(12,094)
Additions to property, plant and equipment	(9,009)	(39,412)	(14,394)
Proceeds from sales of property	26,882	32,774	6,355
Principal payments received on notes	2,891	2,253	12,823
Acquisition of businesses, net of cash received	—	(3,511)	(3,114)
Other investing activities	13	(1,427)	(816)
Net cash provided by (used in) investing activities	11,295	(126,927)	(26,508)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(13,000)	32,000	(10,000)
Proceeds from issuance of long-term debt	29	117,444	24,913
Repayments of long-term debt	(3,691)	(848)	(36)
Distributions to partners	—	(70,102)	(69,190)
Capital contributions	45	980	184
Debt and equity issuance costs	—	—	(1,529)
Other financing activities	(3,774)	315	456
Net cash (used in) provided by financing activities	(20,391)	79,789	(55,202)

Net (decrease) increase in cash and cash equivalents	(5,318)	(7,079)	74
Cash and cash equivalents at beginning of period	14,537	21,616	21,542

Cash and cash equivalents at end of period	$9,219	$14,537	$21,616

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Changes in Partners' Capital

(In thousands)

	General Partnership Interest	Limited Partnership Interest
Balances, December 31, 1998	$2,428	$229,405
Equity issuance costs and other	—	(12)
Issuance of partnership units	—	9,000
Contribution of capital	184	—
Net income for the year	344	34,059
Distributions	(1,396)	(67,794)

Balances, December 31, 1999	1,560	204,658
Equity issuance costs and other	—	(3)
Issuance of partnership units	—	2,145
Contribution of capital	20	—
Net income for the year	134	13,198
Distributions	(1,520)	(68,582)

Balances, December 31, 2000	194	151,416
Issuance of partnership units	—	1,000
Contribution of capital	45	—
Net loss for the year	(534)	(52,904)

Balances, December 31, 2001	$(295)	$99,512

See accompanying Notes to Consolidated Financial Statements.

1. Summary of Operations and Significant Accounting Policies

Summary of Operations

Crown Pacific Partners, L.P. (the “Partnership” or “Crown Pacific”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing and marketing of lumber and other wood products.

                Crown Pacific Management Limited Partnership (the “Managing General Partner”) manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and a 1% general partner interest in the Operating Partnership. Crown Pacific, Ltd. (“CPL”), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., is the Special General Partner of the Partnership, and, with the Managing General Partner, comprise the General Partners of the Partnership. The Special General Partner owns a 0.01% general partner interest and an 8.70% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior years to conform to the current year presentation.  Such reclassifications had no effect on the results of operations or unitholders’ equity as previously reported.

Revenue Recognition

The Partnership recognizes revenue from log sales upon delivery to the customer. Revenue from manufactured lumber and sales from distribution inventories are recognized upon shipment. Sales of real property, including standing timber, are recognized when title transfers, upon receipt of a sufficient down payment and when the collectability of any outstanding receivable from the purchaser is assured. Receivables expected to be collected beyond one year are discounted using an appropriate interest rate. As of December 31, 2001 and 2000 discounts associated with receivables were $1.1 million and $1.2 million, respectively. The allowance for doubtful accounts was $1.0 million and $1.55 million at December 31, 2001 and 2000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of funds invested in overnight repurchase agreements. The Partnership considers all liquid investments that have original maturities of three months or less to be cash equivalents.

Inventories

Inventories at manufacturing locations, consisting of lumber and logs, are stated at the lower of Last-in, First-out (LIFO) cost or market. Supplies and inventories maintained at non-manufacturing locations are valued at the lower of average cost or market. In the first quarter of fiscal 2002, the Partnership changed its method of accounting for manufacturing log and lumber inventories from LIFO to average cost (see Note 13).

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

Property, Plant and Equipment

Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend useful life, are recorded at cost, including capitalized interest during construction, of $0.25 million, $1.03 million and $0.52 million for the years ended December 31, 2001, 2000, and 1999, respectively. Maintenance and repairs are expensed currently. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

                Depreciation is calculated for financial reporting purposes using the straight-line method that is based on estimated useful lives as follows:

Buildings and leasehold improvements	10 to 25 years
Machinery and equipment	3 to 10 years

Timber and Timberlands

Timber and timberlands, including purchased timber deeds and logging roads, are stated at cost less depletion for timber and timber deeds previously harvested and accumulated amortization related to roads. Amortization of the Partnership’s logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 6). Changes in these estimates have no impact on the Partnership’s cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.

Impairment of Long-Lived Assets

When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Partnership uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable.  If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset’s net book value, the Partnership then considers estimated fair market value versus carrying value in determining any potential impairment (see Note 4).

Goodwill

Goodwill results primarily from the acquisition of businesses and is amortized using a straight-line method over 40 years.  Periodically, management reviews factors that may impact the recoverability of the goodwill.  The factors considered include current operating results, trends and prospects for the future, including the effects of demand, competition and other economic events. Net goodwill of $34.3 million and $34.2 million at December 31, 2001 and 2000, includes accumulated amortization of $3.1 million and $2.2 million, respectively.

Debt Issuance Costs

Debt issuance costs, including $3.7 million of costs incurred in 2001 (see Note 7), include all costs and fees incurred that are directly related to obtaining or amending credit facilities. These costs are amortized over the term of the related credit agreement or amendment. Unamortized debt issuance costs were $8.2 million and $7.2 million at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheet.

Income Taxes

The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders.

Accrued Expenses

Included in accrued expenses are accrued payroll and profit sharing expenses of $2.2 million and $3.5 million as of December 31, 2001 and 2000, respectively (see Note 9).

Per Unit Information

Net (loss) income per unit is calculated using the weighted average number of common and subordinated units outstanding, divided into net (loss) income, after adjusting for the 1% General Partner interest.

Sales to Exporters

The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $1.5 million, $7.0 million and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Financial Instruments

All of the Partnership’s significant financial instruments are recognized in its consolidated balance sheet. Carrying values approximate fair market value, unless otherwise noted (see Note 7).

Derivative Financial Instruments

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet at fair value.  The adoption of SFAS 133 did not have a material effect on the Partnership’s results of operations or its financial position.  The Partnership did not have any derivative financial instruments outstanding at the time of adoption and does not enter into derivative transactions on a regular basis.

Concentration of Credit Risk

The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers.  The Partnership may also mitigate credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both. At December 31, 2001, 12% and 25% and at December 31, 2000, 19% and 22% of the Partnership’s accounts receivable were derived from two customers, respectively.

Environmental Costs

The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible. Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

Supplemental Cash Flow Information

The Partnership made cash payments for interest of $62.3 million, $59.4 million, and $49.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Partnership excludes non-cash transactions from the consolidated statement of cash flows. Excluded for the years ended December 31, 2001, 2000 and 1999 were $1.5 million, $1.1 million and $2.7 million, respectively, representing notes received in exchange for timberland sales. Subsequent cash receipts related to these notes are included in the consolidated statement of cash flows. Additionally, $1.0 million in units issued to satisfy a contingent purchase price commitment related to the acquisition of Desert Lumber (see Note 2) was excluded in 2001.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets.  SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.  SFAS 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year.

                SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  The Partnership expects to complete that first step of the goodwill impairment test during the second quarter of 2002.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  The Partnership has not yet determined what effect the impairment test will have on the Partnership’s earnings and financial position.  In connection with the adoption of SFAS 142, the Partnership expects that it will no longer record $0.9 million of amortization expense annually, relating to existing goodwill.

                In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  The Partnership is required to adopt the provisions of SFAS 143 no later than the first quarter of 2003.  SFAS 143 is not expected to have a material impact on the financial position, results of operations or cash flows of the Partnership.

                In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121).  SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Consistent with SFAS 121, long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows upon certain triggering events.  An impairment exists if long-lived assets are not recoverable and exceed fair value.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for the Partnership for the year beginning January 1, 2002.  The Partnership believes adoption of this standard will not have a material effect on its financial statements.

2. Acquisitions

In March 1999, the Partnership completed its acquisition of Desert Lumber Inc. and Reno Lumber Services, Inc. (collectively “Desert Lumber”) of Las Vegas and Reno, Nevada. Desert Lumber operates two contractor service yards, which provide a variety of wood products to residential and commercial contractors. Consideration given by the Partnership totaled $24.3 million, consisting of $5.1 million in cash, $9.0 million in the Partnership’s common units (424,528 units), and the assumption of $10.2 million of existing debt. Additional consideration up to a total of $1.0 million in units was to be paid if certain cash flow targets were met in 1999, 2000 and 2001. Cash flow targets were met in 1999 and 2000 and $1.0 million in units (44,871 units) was paid in 2000 and $1.0 million in units (116,124 units) was paid in 2001.  The cash flow target was not met in 2001 and no units were issued.  The acquisition was accounted for as a purchase and the results of Desert Lumber operations have been included with those of the Partnership since the acquisition date. Goodwill related to this acquisition was $10.0 million, which is being amortized over 40 years (see Note 1).

                In January 2000, the Partnership completed the acquisition of Cheshire Sales Company, Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units (64,787 units) and $0.6 million in assumed debt.  Additional consideration of $0.3 million will be paid if certain cash flow targets are met in 2000, 2001, and 2002.  Consideration of $0.3 million was paid in 2000 when the cash flow target was met.  The cash flow target was not met in 2001. The acquisition was accounted for as a purchase and the results of Cheshire Sales’ operations have been included with those of the Partnership since the acquisition date.  Goodwill related to this acquisition was $3.6 million, which is being amortized over 40 years (see Note 1).

3. Inventories

Inventories consisted of the following (in thousands):

December 31,	2001	2000
Lumber	$3,443	$12,363
Logs	1,809	16,232
LIFO adjustment	4,297	1,792
Supplies	3,187	4,355
Manufacturing inventory	12,736	34,742
Wholesale products	22,881	23,818
Total inventories	$35,617	$58,560

                Manufacturing inventories at December 31, 2001 and 2000, include a $2.6 million and $3.7 million, respectively, write down to net realizable value.  In the first quarter of fiscal 2002, the Partnership changed its method of accounting for manufacturing log and lumber inventories from LIFO to average cost (see Note 13).

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2001	2000
Land and land improvements	$4,850	$4,199
Buildings	7,323	8,231
Machinery and equipment	87,965	100,386
Construction in progress	121	5,151
	100,259	117,967
Less: accumulated depreciation	(40,277)	(38,805)
Less: assets held for sale	(4,226)	—
Property, plant and equipment, net	$55,756	$79,162

                During the third quarter of 2001, the Partnership completed a strategic alliance with Louisiana-Pacific Corporation (LP).  The strategic alliance involved the sublease of the Bonners Ferry mill and the sale of related assets (including certain working capital accounts).  The strategic alliance resulted in $8.0 million in cash proceeds from the sale of working capital and non-leased equipment and $9.7 million from the collection of receivables related to previous stumpage sales, and the provision of a long-term log supply commitment from the Partnership’s 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  The transaction resulted in a net gain to the Partnership of $1.7 million, of which, $0.9 million relating to inventories is included in cost of goods sold and $0.8 million relating to equipment is included in other income (see also Note 12).

                During the third quarter of 2001, the Partnership decided to permanently shut down and dispose of its Coeur D’Alene sawmill.  The equipment was disposed of during the fourth quarter of 2001, resulting in a $2.9 million loss.  The land is currently being marketed and, based on current comparables, is expected to result in a gain in excess of the loss on the related equipment.  As a result, the loss has been deferred until the related land is sold in accordance with SFAS 121 “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS 121).  Both the land and the deferred loss are included in property held for sale on the accompanying consolidated balance sheet.

                During the third quarter of 2001, the Partnership exchanged its aircraft, resulting in a $1.6 million gain, which is included in other income in the accompanying consolidated statement of operations.

                During the fourth quarter of 2001, the Partnership decided to permanently shut down and dispose of its Prineville sawmill.  The shut down and planned disposal of the mill required an evaluation of asset impairment in accordance with SFAS 121.  Estimates of fair value less costs to sell were determined by a third-party appraisal and other estimating techniques.  A $3.9 million non-cash asset impairment charge was recorded as a result of this impairment evaluation, and is included in impairment of assets in the accompanying consolidated statement of operations.

                The unaudited financial results for the years ended December 31, 2001 and 2000, for the Bonners Ferry, Coeur d’Alene and Prineville sawmills were as follows (in thousands, except per unit):

	2001	2000
Revenue	$56,765	$92,492
Net loss	$(2,257)	$(4,288)
Net loss per unit	$(0.07)	$(0.14)

                In September 2000, the Partnership sold the assets of its independently operated subsidiary Yellowstone Trucking for a gain of $1.2 million. In the fourth quarter of 2000, the Partnership sold two aircraft for a gain of $3.5 million. The gains are recorded in other income in the accompanying consolidated statement of operations.

5. Operating Leases

In 1998, the Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010. One of the leases, the Bonners Ferry mill, was subleased to Louisiana-Pacific in September 2001 (see Note 4). The Partnership is required to pay real estate taxes and other occupancy costs under the remaining lease. The lease has an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($8.4 million) of the facility costs as defined in the lease agreement. The semi-annual lease payments are of varying amounts, however, the Partnership expenses the payments evenly over the term of the lease. The lease contains covenants similar to covenants in the Partnership’s senior notes (see Note 7). The Partnership also leases rolling stock under operating lease arrangements that run from 36 to 84 months. Lease expense including month-to-month rentals during 2001, 2000, and 1999 was $6.7 million, $8.5 million and $7.6 million, respectively.

                At December 31, 2001, the future minimum rental payments under the operating leases, excluding the sublet Bonners Ferry mill, are (in thousands):

2002	$4,769
2003	3,891
2004	5,079
2005	3,826
2006	3,645
Thereafter	10,727

6. Timber, Timberlands and Roads

Timber, timberlands and roads consisted of the following (in thousands):

December 31,	2001	2000
Timber, timberlands and logging roads, net	$596,918	$617,959
Timber cutting rights	13,473	15,967
	610,391	633,926
Less: timberlands held for sale	(177,208)	—
Total timber and timberlands, net	$433,183	$633,926

                As a continuation of its strategy to exit the lumber manufacturing business in the Inland region, in the fourth quarter of 2001, the Partnership decided to sell its northern Idaho tree farm.  As a result, the net basis of the property, of $177.2 million, was reclassified as property held for sale at December 31, 2001 in the accompanying consolidated balance sheet (see also Note 13).

                During 2001, the Partnership formally withdrew its proposal for a Habitat Conservation Plan in its Washington tree farm.  As a result, $1.4 million previously capitalized in timberlands was charged to impairment of assets in the accompanying statement of operations.

                The Partnership’s annual update of its timber inventory system (see Note 1) results in a change in estimated depletion rates. The revised estimate decreased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 1999 by $1.4 million, or $0.05 per unit, was insignificant in 2000 and increased depletion expense in 2001 by $0.8 million, or $0.03 per unit.

                On January 14, 2000 the Partnership purchased 91,000 acres of timberlands in Idaho from Plum Creek Timber Company for $73.4 million. The acquisition was financed using the Partnership’s Acquisition Line of Credit.

7. Long-Term Debt and Liquidity

Long-term debt consisted of the following (in thousands):

December 31,	2001	2000
9.78% Senior Notes	$275,000	$275,000
9.60% Senior Notes	25,000	25,000
8.17% Senior Notes	91,000	91,000
7.80% Senior Notes	95,000	95,000
Acquisition Line of Credit	199,300	199,300
Other	170	3,831
	685,470	689,131
Less: current portion	(174,064)	(166)
Long-term debt, excluding current portion	$511,406	$688,965

                At December 31, 2001, the Partnership had a $40 million revolving credit facility (working capital facility) and a $199.3 million acquisition facility with a syndicate of banks. The working capital facility is for working capital purposes and stand-by letters of credit that expire on December 31, 2005.  The working capital facility bears a floating rate of interest (5.9% at December 31, 2001) and is secured by receivables and inventory.  At December 31, 2001, there was $18 million outstanding under this facility.  In April 2002, the acquisition facility and working capital facility were modified (see Note 13).

                On April 20, 2001 and again on November 7, 2001, the Partnership’s acquisition and working capital bank facilities were amended to modify the cash flow to interest expense coverage covenant.  Given the Partnership’s decision to preserve its timber assets until log and land prices improve, and the fact that weak lumber prices continued to adversely affect its manufacturing segment results, relief from this covenant was required.

                As a result of these amendments, the Partnership’s revolving credit facility line was reduced to its then current outstanding level of $40 million (including letters of credit) and was secured by the Partnership’s accounts receivable and inventories.  The acquisition facility line was reduced to its then outstanding balance of $199.3 million.  The November amendment eliminated the cash flow to interest expense coverage covenant and replaced it with required levels of cash flow at quarterly compliance dates beginning December 31, 2001.  The Partnership was in compliance with the modified covenants at December 31, 2001. Subsequent to December 31, 2001, the Partnership violated an affirmative covenant associated with submitting financial statements and covenant compliance certificates to its bank lenders, but cured this violation as of April 22, 2002.  The amendments also allowed the use of certain funds from dispositions to be used for operations and required the payoff of both bank facilities by December 1, 2002.  Pursuant to the November amendments to the agreements, the interest rate (5.9% at December 31, 2001) paid by the Partnership under these facilities is either LIBOR plus 3.50 percentage points or prime plus 2.50 percentage points.

                The Partnership incurred an amendment fee of $1.1 million for the April amendments, which was recognized ratably over the second and third quarters of 2001 as amortization of debt issuance costs in the accompanying consolidated statement of operations.  Fees for the November amendment, including advisor fees and expenses, were $2.6 million and are being recognized ratably through December 1, 2002, the expiration date of the bank facilities.

The Partnership’s 9.78%, 9.60%, 8.17% and 7.80% senior notes require semi-annual interest payments through 2018. The senior note agreements require the Partnership to make annual principal payments of $37.5 million on December 1, 2002, $40.0 million in 2003, $41.8 million in 2004, $44.8 million in 2005, $44.8 million in 2006 and various amounts from 2007 through 2018.  Pursuant to amendments to the senior note agreements implemented in April 2002, significant changes occurred that are described in Note 13.

                All of the Partnership’s senior note agreements and mill operating leases (see Notes 4 and 5) contain cross-default provisions to the bank lines of credit. The bank facilities contain certain restrictive covenants, including limitations on harvest levels, capital expenditures, acquisitions, investments, land sales, cash distributions and the amount of future indebtedness. The Partnership was in compliance with such covenants at December 31, 2001. The senior notes are redeemable prior to maturity, subject to a premium on redemption based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points, as per the April 2002 amendments.  The senior note agreements also require principal repayments, which may be subject to the redemption premium, as outlined in the senior note agreements.  The bank credit facilities and senior note agreements also contain certain acceleration clauses with respect to certain asset sales as further described in Note 13.

                On December 31, 2001, the estimated aggregate fair value of the Partnership’s senior notes was $410.4 million and the recorded value was $486 million. The fair value was calculated in accordance with the requirements of SFAS No. 107, “Disclosures About the Fair Value of Financial Instruments,” and was estimated by discounting the future cash flows using rates currently available to the Partnership for debt instruments with similar terms and remaining maturities. All other long-term debt amounts approximate market value.

                In April 2002, the Partnership entered into agreements with its bank and senior note lenders to extend current maturities of its debt (see Note 13).  Accordingly, debt classified as currently due reflects the provisions of these agreements.

8. Partners’ Capital, Income (Loss) and Distributions

                The Partnership had 24,103,632 common units and 5,773,088 subordinated units outstanding at December 31, 1998. In February 1999, one-half of the subordinated units converted into common units. The Partnership had 27,414,704 common units and 2,886,544 subordinated units outstanding at December 31, 1999. The remaining subordinated units converted into common units in February 2000. The Partnership had 30,527,030 and 30,410,906 common units outstanding on December 31, 2001 and 2000, respectively.

Partnership Income and Losses

The Partnership’s income and losses are allocated 99% to the holders of common units and 1% to the Managing General Partner.

Cash Distributions

In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from available cash. The Managing General Partner declared distributions of $1.69 per unit and $2.26 per unit for the years ended December 31, 2000 and 1999, respectively.  There were no distributions declared in 2001.

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

                The Partnership’s 2000 and 1999 consolidated distributions to partners included $0.8 million and $0.7 million, respectively, paid to the Managing General Partner for its 1% share of the Operating Partnership’s distributions for those years. The remaining 99% of the Operating Partnership’s distributions were eliminated in consolidation.

9. Unit Option and Profit Sharing and Employee Savings Benefit Plans

Under the 1994 and 2000 Option Plans, the Partnership grants unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the Option Plans, the Managing General Partner granted annual options on or about January 1, 1995 through January 1, 2001. Total options granted in any one year cannot exceed 1% of the total outstanding units. There were 877,370 and 720,370 units exercisable, including front-end options of 362,670, at December 31, 2001 and 2000, respectively.

                The exercise price for each annual option grant is the market price of the common units at the date of grant. Option grants vest over a four-year period as follows: 10% in year one; an additional 20% in year two; an additional 30% in year three; and the final 40% in year four. After the options are granted, they are generally exercisable for a 10-year period. Upon the exercise of an option, the Partnership purchases the requisite number of units in the open market.

A summary of option transactions, excluding front end options, during each of the three years in the period ended December 31, 2001 is shown below:

	Units	Option Price
December 31, 1998	729,400	$18.13 - $23.75 $21.25
Granted	275,000
Exercised	(26,700)	$18.13 - $22.00
Canceled	(85,700)	$18.13 - $23.75
December 31, 1999	892,000	$18.13 - $23.75
Granted	300,000	$17.88
Exercised	(2,000)	$18.13
Canceled	(63,300)	$18.13 - $23.75
December 31, 2000	1,126,700	$18.13 - $23.75
Granted	320,000	$7.30
Exercised	—	$-
Canceled	(160,700)	$7.30— $23.75
December 31, 2001	1,286,000	$7.30— $23.75

At December 31, 2001, 877,370 options were exercisable at a weighted average price of $21.52.   The weighted average exercise price per unit of options outstanding at December 31, 2001 was $18.39.

The following table summarizes information about unit options, including front-end options of 362,670 outstanding December 31, 2001:

	Options outstanding		Options exercisable
	Options Outstanding at December 31, 2001	Weighted average contractual life remaining
			Weighted average exercise price	Options exercisable at December 31, 2001	Weighted average exercise price
Range of exercise prices

$17.88-$23.78	1,333,670	5.36 years	$21.01	877,370	$21.52
$7.30	315,000	9.00 years	$7.30	0	n/a

                During 1995, the Financial Accounting Standards Board issued SFAS 123, “Accounting for Stock Based Compensation,” which defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per unit, as if the fair value based method of accounting defined in this statement had been applied.

                The Partnership has elected not to adopt the fair value method; however, as required by SFAS 123, the Partnership has computed for pro forma disclosure purposes, the value of options granted during years 2001, 2000 and 1999 using the Black-Scholes option pricing model. The assumptions used for unit option grants were:

	2001	2000	1999
Risk-free interest rate	5.2%	6.58%	5.75%
Expected years until exercise	8	8	8
Expected unit volatility	36%	34%	24%
Distribution yield	0%	12%	10%
Fair value per unit granted	$1.25	$1.23	$1.55

If the Partnership had accounted for these stock options in accordance with SFAS 123, the Partnership’s pro forma net (loss) income and net (loss) income per unit would have been reported as follows:

2001	Net (Loss) Income	Net (Loss) Income Per Unit
As reported	$(53,438)	$(1.73)
Pro forma	$(53,563)	$(1.74)

2000
As reported	$13,332	$0.43
Pro forma	$12,906	$0.42

1999
As reported	$34,403	$1.13
Pro forma	$34,012	$1.11

                Effective December 22, 1994, the 1994 Option Plan provided for the granting of front-end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units, with an exercise price of $21.50 per unit and exercisable for the period beginning on December 31, 1999 through December 31, 2004. The Partnership expensed the expected difference between the unit price and the exercise price during the vesting period. In 1999, expense previously recognized of $0.5 million was reversed when the price of the units at December 31, 1999 closed below the exercise price. The front-end options vested effective December 31, 1999 after all of the following conditions were met:

1)             The subordinated units converted to common units;

2)             The officers continued their employment with the Managing General Partner through at least December 31, 1999; and

3)             The Partnership made all required cash distributions to common and subordinated unitholders through December 31, 1999 in excess of those required for subordinated unit conversion.

                In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the “Plan”) to attract and retain certain key employees, who also have unit options outstanding under the Option Plans, by awarding them Distribution Equivalent Rights (“DERs”). A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997. Each year that the targeted distribution is paid, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant’s account for each DER granted. Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the Option Plans, the DER amount corresponding to the vested portion of such option will be paid to the participant. In 2000 and 1999, the Board of Control awarded 135,000 and 122,500 DERs, respectively. No additional DERs were awarded in January 2002 or January 2001.

                The Partnership records as compensation expense the estimated annual cost of the DERs. The amount charged to expense in 1999 was $1.1 million.  For the years 2000 and 2001, the targeted distribution was not earned and therefore no amounts were credited to participant’s accounts or charged to expense.

                The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service. Contributions are determined annually at the discretion of the Managing General Partner. Profit sharing paid was $0.8 million, $1.4 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10. Segment Information

The Partnership classifies its business into three fundamental areas for purposes of providing segment information: Timberlands, consisting of the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership’s professional contractor service yards. Corporate and Other includes general corporate overhead and expenses (such as LIFO) not allocated to the segments and miscellaneous operations not significant enough to be classified as a separate segment. The $2.6 million and $3.7 million write down of inventories to market in 2001 and 2000, respectively, is included in the Manufacturing segment. The $3.9 million and $1.4 million write down of property, plant and equipment (see Note 4) and timberlands, respectively, (see Note 6) in 2001 is included in the Corporate and Other segment. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

                The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Partnership evaluates performance based on the operating results of each segment. The Partnership generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Business Segment Net Revenues	2001	2000	1999
	(in thousands)
Timberlands:
Trade	$73,749	$157,263	$102,308
Intersegment	82,751	148,785	177,603
	156,500	306,048	279,911
Manufacturing:
Trade	138,946	185,309	271,422
Intersegment	13,760	12,203	13,890
	152,706	197,512	285,312
Wholesale Marketing:
Trade	378,295	434,138	394,760
Intersegment	24,652	40,136	41,303
	402,947	474,274	436,063
Corporate and Other:
Trade	2,278	10,601	14,060
Intersegment	478	2,166	3,603
	2,756	12,767	17,663
Total revenues	714,909	990,601	1,018,949
Elimination ofintersegment revenues	(121,641)	(203,290)	(236,399)
Total	$593,268	$787,311	$782,550

Business Operating Income (Loss)	2001	2000	1999
	(in thousands)
Timberlands	$18,888	$71,870	$56,847
Manufacturing	(6,899)	(3,810)	28,464
Wholesale Marketing	11,465	14,917	12,200
Corporate and Other	(15,452)	(14,417)	(13,272)
Operating Income	8,002	68,560	84,239
Interest expense	(61,541)	(59,579)	(49,394)
Amortization of debt issuance costs	(2,741)	(910)	(693)
Other income, net	2,842	5,261	251
Net (loss) income	$(53,438)	$13,332	$34,403

Depreciation, Depletion and Amortization	2001	2000	1999
	(in thousands)
Timberlands	$29,070	$46,385	$48,504
Manufacturing	6,908	4,909	4,191
Wholesale Marketing	659	682	703
Corporate and Other	5,102	3,973	3,365
Total	$41,739	$55,949	$56,763

11. Related Parties

In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $4.8 million, $5.9 million, and $5.4 million in 2001, 2000, and 1999, respectively, and primarily represent compensation expense and other costs incurred to manage the business.

                In 2000, the Partnership sold $4.4 million of timber to an unrelated third party. The financing for the transaction was provided by an officer of the Partnership.

12. Commitments and Contingent Liabilities

As of December 31, 2001 and 2000, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2002. The remaining commitments were approximately $18.1     million at December 31, 2001.

                In connection with the sale and sublease of the Bonners Ferry mill, the Partnership guaranteed the termination value of the sublease, which LP would be required to pay should the Partnership default on the lease.  The lease has similar covenant requirements as the Partnership’s senior notes (see Note 7).  The termination value is based on a formula outlined in the lease agreement.  The current termination value of approximately $2 million remains in escrow at December 31, 2001 and is included in prepaids and other current assets in the accompanying consolidated balance sheet.

                The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In December 2000, the Partnership received an unfavorable ruling involving the settlement of a prior bad debt.  As a result of the ruling, the Partnership accrued $1.4 million, which was charged against other income in the accompanying consolidated statement of operations. In January 2001, the Partnership paid the plaintiff $1.4 million. In the opinion of management, the Partnership’s liability, if any, under any other pending litigation would not materially affect its financial condition, results of operations or cash flows.

13. Subsequent Events

In the first quarter of 2002,the Partnership changed its method of accounting for manufacturing log and lumber inventories from LIFO to average cost.  Given the volatility of both prices and quantities and a fundamental change in the composition of inventories, management believes that accounting for inventories at average cost better matches revenues and expenses, and therefore is preferable.  In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” upon adoption, the Partnership will retroactively restate prior periods by accounting for inventories at average cost.  Had the Partnership adopted this change in 2001, the retroactive impact would have been as follows (amounts in thousands):

	2001	2000	1999
Income Statement:
Net (loss) income, as reported	$(53,438)	$13,332	$34,403
Adjustments for change in accounting principle	(358)	384	(851)
Net (loss) income, as adjusted	$(53,796)	$13,716	$33,552

Basic and diluted (loss) earnings per unit, as reported	$(1.73)	$0.43	$1.13
Adjustment for change in accounting principle	(.01)	(0.02)	(0.03)
Basic and diluted (loss) earnings per unit, as adjusted	$(1.74)	$0.45	$1.10

Changes in Partners’ Capital:	Total Partnership Interest	General Partnership Interest	Limited Partnership Interests

Balances, December 31, 1998, as reported	$231,833	$2,428	$229,405
Effect of restating beginning of year partners’ capital to retroactively apply average cost method of accounting for inventory	(1,166)	(12)	(1,154)
Net income	33,552	336	33,216
Distributions paid	(69,190)	(1,396)	(67,794)
Debt and equity issuance costs	(12)	(0)	(12)
Capital contributions	9,184	184	9,000
Balances, December 31, 1999, as adjusted	$204,201	$1,540	$202,661

Balances, December 31, 1999, as reported	$206,218	$1,560	$204,658
Effect of restating beginning of year partners’ capital to retroactively apply average cost method of accounting for inventory	(2,017)	(20)	(1,997)
Net income	13,716	137	13,579
Distributions paid	(70,102)	(1,520)	(68,582)
Debt and equity issuance costs	(3)	(0)	(3)
Capital contributions	2,165	20	2,145
Balances, December 31, 2000, as adjusted	$149,977	$177	$149,800

Balances, December 31, 2000, as reported	$151,610	$194	$151,416
Effect of restating beginning of year partners’ capital to retroactively apply average cost method of accounting for inventory	(1,633)	(16)	(1,617)
Net loss	(53,796)	(538)	(53,258)
Capital contributions	1,045	45	1,000
Balances, December 31, 2001, as adjusted	$97,226	$(315)	$97,541

                In February 2002, the Partnership announced the sale of its Inland tree farm in two separate sales for a total of $189.5 million.  The first transaction was completed on March 29, 2002 for $133.8 million, subject to adjustments after closing.  The second transaction is expected to close in the second quarter of 2002 and produce proceeds of $55.7 million.  The proceeds, net of fees and expenses, will be used to reduce bank and senior note debt.

                In April 2002, the Partnership entered into agreements with its bank lenders to extend the expiration date of the working capital and acquisition line facilities to December 2005.  The amendments require the Partnership to use approximately $88.0 million of the proceeds from the Inland tree farm sale to pay down the acquisition facility, leaving a balance due of $111.3 million.  Principal payments of $5.0 million, $40.0 million and $30.0 million are due on this facility in September 2003, January 2004, and June 2005, respectively.  Additionally, $10.0 million of the Inland tree farm proceeds will be applied to the working capital facility to provide future liquidity.  The amended facilities contain covenants that require the Partnership to achieve certain financial ratios and limit the amount the Partnership can spend on capital expenditures.

                The Partnership also amended its senior note agreements in April 2002.  With the exception of $5.0 million due in 2003, these revisions allow the Partnership to defer principal payments due on December 1, 2003, 2004 and 2005, respectively, until December 31, 2005.  The April 2002 amendment also requires the Partnership to apply a portion of the Inland Tree Farm sale proceeds to pay down principal outstanding on these notes.  The estimated principal reduction from these proceeds is $86.0 million, exclusive of redemption charges.  The amendment also requires the payment of all outstanding principal balances on December 31, 2005 if the Partnership does not have a certain investment grade status, as measured by nationally recognized rating agencies, on July 1, 2005.  Additionally, note holders now have the option to put their principal balances to the Partnership on December 31, 2005 after giving notice on August 1, 2005.  No redemption charges will be due by the Partnership on any principal payments made in connection with notes that are put back to the Partnership.

                The amendment to the senior note agreements also requires mandatory principal payments, on a pro rata basis, with existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  Under certain circumstances, redemption charges are due on such principal payments.  However, the Partnership has the option to defer these payments until December 31, 2005 or pay an equivalent amount in common units for any payments made before December 31, 2004.

                In exchange for these bank facility and note agreement amendments, the Partnership gave a security interest in its timberlands and sawmill assets and will pay certain fees and enhanced interest on the senior notes of 100 basis points.

Report of Independent Accountants

on Financial Statement Schedule

To the Board of Control of

Crown Pacific Management Limited Partnership

Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated January 22, 2002, except for footnote 13 which is as of April 22, 2002 appearing on page F-1 of this 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K.  In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Portland, Oregon
January 22, 2002

Schedule II

Crown Pacific Partners, L.P.

Valuation and Qualifying Accounts

For the Years Ended December 31, 1999, 2000 and 2001

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (1)	Balance Deductions - Describe (2)	Balance at End of Period
Year Ended December 31, 1999:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$340	$1,262	$19	$530	$1,091

Year Ended December 31, 2000:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,091	$570	$—	$107	$1,554

Year Ended December 31, 2001:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,554	$587	$2	$1,143	$1,000

(1) The amount in this column relates to the purchase of reserves with the acquisition of a business and recoveries of accounts previously written off.

(2) Charges to the accounts included in this column are for the purposes for which the reserve was created.