Form 10-Q
period 2002-03-31
CROWN PACIFIC PARTNERS L P
filed 2002-05-14
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at May 10, 2002)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item. 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Quarter Ended March 31,
	2002	2001
		(As restated)
Revenues	$122,775	$138,819

Operating costs:
Cost of products sold	112,264	127,165
Gain on sale of assets held for sale	(6,020)	—
Selling, general and administrative expenses	8,459	9,388

Operating income	8,072	2,266

Interest expense	14,206	15,914
Amortization of debt issuance costs	1,066	232
Other income, net	(268)	(123)

Net loss	$(6,932)	$(13,757)

Net loss per unit	$(0.22)	$(0.45)

Weighted average units outstanding	30,527,030	30,505,095

The accompanying notes are an integral part of this financial statement.

Note:                   2001 amounts have been restated to reflect a change in accounting from the Last-in, First-out (LIFO) to the average method of costing inventory.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

(Unaudited)

Assets

	March 31, 2002	December 31, 2001
		(As restated)
Current assets:
Cash and cash equivalents	$6,356	$9,219
Restricted cash	132,828	—
Accounts receivable, net of allowances of $1,370 and $1,000	83,850	85,120
Notes receivable	4,818	7,194
Inventories	36,362	33,626
Deposits on timber cutting contracts	1,962	1,441
Prepaid and other current assets	2,973	3,177
Property held for sale	58,866	184,405

Total current assets	328,015	324,182

Property, plant and equipment, net of accumulated depreciation of $31,354 and $29,541	54,948	55,756
Timber, timberlands and roads, net	429,360	433,183
Goodwill	34,272	34,272
Other assets	9,235	8,970

Total assets	$855,830	$856,363

Liabilities and Partners’ Capital

Current liabilities:
Notes payable	$24,500	$19,000
Accounts payable	29,636	31,557
Accrued expenses	12,056	12,708
Accrued interest	13,601	10,132
Current portion of long-term debt	170,000	174,064

Total current liabilities	249,793	247,461
Long-term debt	515,473	511,406
Other non-current liabilities	270	270
	765,536	759,137

Commitments and contingent liabilities

Partners’ capital:
General partners	(385)	(315)
Limited partners (30,527,030 units outstanding at March 31, 2002 and December 31, 2001, respectively)	90,679	97,541
Total partners’ capital	90,294	97,226

Total liabilities and partners’ capital	$855,830	$856,363

The accompanying notes are an integral part of this financial statement.

Note: 2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Quarter Ended March 31,
	2002	2001
		(As restated)
Cash flows from operating activities:
Net loss	$(6,932)	$(13,757)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	8,293	11,523
Gain on sale of property	(6,096)	(4,416)
Net change in current assets and current liabilities, net of effects of business combination:
Accounts and notes receivable	1,270	6,218
Inventories	(2,736)	(1,920)
Deposits on timber cutting contracts	(521)	316
Prepaid and other current assets	(773)	69
Accounts payable and accrued expenses	1,629	(12,235)
Net cash used by operating activities	(5,866)	(14,202)

Cash flows from investing activities:
Additions to timberlands	(1,440)	(2,340)
Additions to timber cutting rights	(476)	(397)
Additions to equipment	(951)	(3,555)
Proceeds from sales of property	131,515	6,434
Principal payments received on notes	2,376	444
Other investing activities	(15)	(1,000)
Net cash provided (used) by investing activities	131,009	(414)

Cash flows from financing activities:
Net increase in short-term borrowings	5,500	6,000
Proceeds from issuance of long-term debt	116	—
Repayments of long-term debt	(113)	(1,090)
Contributions of capital	—	1,045
Change in restricted cash	(132,828)	—
Other financing activities	(681)	(10)
Net cash (used) provided by financing activities	(128,006)	5,945

Net decrease in cash and cash equivalents	(2,863)	(8,671)
Cash and cash equivalents at beginning of period	9,219	14,537

Cash and cash equivalents at end of period	$6,356	$5,866

The accompanying notes are an integral part of this financial statement.

Note: 2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  The financial statements in this Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2002 and 2001 have been included.  All such adjustments are of a normal and recurring nature and all significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net loss per unit was calculated using the weighted average number of common units outstanding divided into net loss, after adjusting for the General Partner interest.  The General Partner loss allocation was $70 and $138 for the three months ended March 31, 2002 and 2001, respectively.  There is no significant difference between basic and diluted earnings per unit.

Note 2: Inventories

In the first quarter of 2002, the Partnership changed its method of accounting for manufacturing log and lumber inventories from the lower of LIFO cost or market to the lower of average cost or market.    Given the volatility of both prices and quantities and a fundamental change in the composition of inventories, management believes that accounting for inventories at average cost better matches revenues and expenses, and therefore is preferable. Supplies and inventories maintained at non-manufacturing locations continue to be valued at the lower of average cost or market.  In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” upon adoption of the new inventory accounting method, the Partnership retroactively restated prior periods by accounting for inventories at average cost.  Had the Partnership adopted this change in 2001, the effect of the accounting change on net loss as previously reported is as follows (all amounts in thousands):

Statement of Operations	Three Months Ended March 31, 2001
Net loss as previously reported	$(12,979)
Adjustment for change in accounting principle	(778)
Net loss as adjusted	$(13,757)

Basic and diluted loss per share as previously reported	$(0.42)
Adjustment for change in accounting principle	(0.03)
Basic and diluted loss per share as adjusted	$(0.45)

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
		(as restated)
Lumber	5,896	5,749
Logs	2,947	1,809
Supplies	3,169	3,187
Manufacturing inventory	12,012	10,745
Wholesale products	24,350	22,881
Total	$36,362	$33,626

Note 3: Property Sales

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm to Patriot Investments, LLC for proceeds, net of certain fees and expenses and escrow hold-backs, of approximately $121.4 million, which was used to pay down outstanding debt as discussed in Note 7 and Item 2.  The Partnership recognized a gain on this sale of approximately $6.0 million.

The Partnership closed the sale of its Inland North tree farm to Patriot Investments, LLC on April 30 2002. The proceeds, net of certain fees and expenses and escrow hold-backs, of approximately $46.4 million, were also used to pay down outstanding debt as discussed in Note 7 and Item 2.  The Partnership anticipates recognizing a gain of approximately $2.9 million on this sale.

Note 4: Timber, Timberlands and Roads

In the first quarter of each year, the Partnership performs an update of its timber inventory system.  The update resulted in a net decrease in depletion costs for the first quarter of 2002 of approximately $0.09 million, or $0.003 per unit, and a net decrease in depletion costs for the first quarter of 2001 of approximately $0.1 million, or $0.003 per unit, with no impact on cash flow in either period.

Note 5: Goodwill

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 requires that goodwill and indefinite lived intangibles no longer be amortized, but instead be tested for impairment annually using a two-step process.

The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step. The Partnership expects to complete the first step of the goodwill impairment test during the second quarter of 2002.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  The Partnership has not yet determined the effect of the adoption of SFAS No. 142.

Had SFAS No. 142 been adopted in the first quarter of 2001, it would have resulted in $0.2 million, or $0.01 per unit, in additional earnings, with no impact on cash flow, for the quarter ended March 31, 2001.

Note 6: Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three months ended March 31,
	2002	2001
Cash paid during the period for interest	$10,760	$12,435

Note 7: Segment Reporting

The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and 3) Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership’s professional contractor service yards. Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and the gain related to the sale of the Inland South tree farm. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended March 31,
Revenues	2002	2001
Timberlands:
Trade	$10,758	$22,598
Intersegment	10,546	24,887
	21,304	47,485
Manufacturing:
Trade	23,776	31,864
Intersegment	1,271	4,258
	25,047	36,122
Wholesale Marketing:
Trade	85,948	84,156
Intersegment	5,584	5,974
	91,532	90,130
Corporate and Other:
Trade	2,293	201
Intersegment	77	322
	2,370	523
Total:
Total Revenue	140,253	174,260
Less Intersegment	(17,478)	(35,441)
Net Revenue	$122,775	$138,819

	Three Months Ended March 31,
Operating income (loss)	2002	2001
		(As restated)
Timberlands	$1,668	$5,685
Manufacturing	565	(2,902)
Wholesale	2,514	3,039
Corporate and Other	3,325	(3,556)
Operating Income	8,072	2,266
Interest Expense	(14,206)	(15,914)
Other	(798)	(109)
Net Loss	$(6,932)	$(13,757)

Note 8:  Subsequent Event – Credit Facility and Senior Note Agreement Amendments

On April 19, 2002, the Partnership’s senior note agreements and bank credit facilities were amended.  The significant provisions of the amendments are as follows:

•                  The expiration dates of the Partnership’s working capital and acquisition facilities were extended to December 31, 2005.

•                  As a condition to the closing of the amendments, the Partnership was required to apply $10.0 million of the net proceeds from the sale of its Inland South tree farm to prepay outstanding amounts under the working capital facility, 50% of the remainder of such net proceeds (after deducting certain fees and expenses) to prepay outstanding borrowings under the acquisition facility (approximately $54.7 million) and approximately 50% of the remainder of such net proceeds (after deducting certain fees and expenses) to prepay outstanding principal of its senior notes (approximately $53.1 million). These three payments were made on April 19, 2002.

•                  The Partnership was also required to apply 50% of the net proceeds from the sale of its Inland North tree farm, which closed on April 30, 2002 and generated net proceeds of approximately $46.4 million, to prepay outstanding borrowings under the acquisition facility and 50% of the net proceeds to prepay outstanding principal of its senior notes. An additional $15.7 million of debt reduction is expected following the release of restricted cash in escrow as a result of a timber verification cruise related to the Inland tree farm sales. Immediately following the application of such net proceeds, the Partnership had $16.5 million outstanding under its working capital facility, $121.3 million under its acquisition facility and $409.6 million under the senior notes.

•                  Required principal payments of $5.0 million, $40.0 million and $30.0 million are due on the acquisition facility on or before September 30, 2003, January 15, 2004 and June 30, 2005, respectively.  The aggregate commitment of the acquisition facility will be correspondingly and permanently reduced by such amounts at the times of such payments.

•                  Within 30 days following each September 30 and March 31, through September 30, 2005, the Partnership is required to make principal payments on the acquisition facility and the senior notes in an aggregate amount equal to 75% of the excess of actual cash flow over forecasted cash flow for the previous two-quarter period.

•                  The Partnership is required to make mandatory pro rata principal payments on the senior notes whenever principal payments are made on the acquisition facility so that the acquisition facility and the senior notes are repaid in the same proportions of outstanding principal amount (except that the Partnership may, at its option, use cash proceeds of permitted equity financings to repay principal under the acquisition facility or the senior notes without making a corresponding payment on the other).

•                  The Partnership has the option to defer until December 31, 2005 originally scheduled principal payments (but not the mandatory payments described in the preceding paragraph) due on the senior notes on December 1, 2002, 2003, 2004 and 2005.

•                  If, on July 1, 2005, the Partnership’s senior notes do not have an investment grade rating from a nationally recognized rating agency, it is required to pay in full, on December 31, 2005, all outstanding amounts due on the senior notes.  If, on July 1, 2005, its senior notes do have an investment grade rating from a nationally recognized rating agency, it is not required to repay the senior notes on December 31, 2005, but, instead, the senior note holders will have the option, exercisable no later than August 1, 2005, to put some or all of their senior notes to the Partnership on December 31, 2005.

•                  The Partnership has agreed to pay interest on the senior notes (including on principal, deferred interest and deferred redemption premiums) of an additional 100 basis points, or 1.0%.  The Partnership may, at its option, defer until December 31, 2005, payment of this additional interest (except accrued interest on prepaid principal, which must be paid at the time of prepayment).

•                  Except in certain circumstances, redemption premiums will be due in connection with principal payments made on the senior notes.  The Partnership has the option to defer payment of such redemption premiums until December 31, 2005, or, for redemption premiums due prior to December 31, 2004, to pay such premiums in common units of Crown Pacific Partners, L.P.  In conjunction with principle repayments associated with proceeds from the Inland tree farm sales, the Partnership deferred $4.5 million in redemption premiums.  If the Partnership has an investment grade rating as described in the immediately preceding paragraph, no redemption premiums will be due on any principal payments made on December 31, 2005 on notes that are put to the Partnership by the noteholders.

•                  The Partnership has granted registration rights to senior note holders with respect to any common units they may receive in payment of redemption premiums.

•                  Redemption premiums on senior note principal prepayments will now be calculated based on interest rates of U.S. Treasury Securities for similar maturities, plus 150 basis points, compared to 50 basis points previously.

•                  The senior notes and bank facilities now have substantially identical restrictive covenants.  In addition to complying with covenants similar to covenants previously contained in the senior notes and bank facilities, the Partnership must meet certain financial ratios and is limited in the amount of its annual capital expenditures.

•                  Further amendment of our working capital facility, acquisition facility and senior notes will require the written consent of banks holding at least 66-2/3% of the aggregate unpaid principal amount of the acquisition facility loans and the written consent of holders of at least 55% of the aggregate outstanding principal amount of each series of senior notes.

•                  In exchange for these senior note and bank facility amendments, the Partnership granted to the banks and the note holders, as collateral for the its obligations, a security interest in the Partnership’s timberland assets and substantially all of its sawmill assets.

•                  As of March 31, 2002, we had violated an affirmative covenant associated with submitting financial statements and covenant compliance certificates to our bank lenders, but cured this violation as of April 22, 2002.

The Partnership is presently determining whether its April 2002 debt restructuring meets debt extinguishment criteria as outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).  If it is determined that the modifications of the bank facilities or senior notes are substantial, as defined in EITF 96-19, the restructuring will be deemed an extinguishment of the original debt and the issuance of new debt.  Extinguishment accounting could result in the Partnership recognizing a gain or loss in the second quarter of 2002.  Until the determination of whether or not the Partnership meets the extinguishment criteria included in EITF 96-19 is made, the impact, if any, cannot be determined.

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

Forward-Looking Statements

Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate.  These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels, timing and amounts received for stumpage, property and asset sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, as well as the substantial capital expenditures required to supply our operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where our products or substitute products are sold, including Southeast Asia and Japan.  Other risk factors include our ability to implement our business strategy and the value of the U.S. dollar against foreign currencies.  These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q and reports to unitholders, which are available from us or the United States Securities and Exchange Commission.

Financial Condition

Cash necessary to enable us to pay for capital expenditures and to satisfy interest and principal payments on indebtedness, is significant.

Cash used by operating activities was $5.9 million in the first quarter of 2002 and resulted primarily from a net loss of $4.7 million (net of non-cash expenses and gain on sale of property of $2.2 million) and an increase in inventories of $2.7 million, which were offset in part by a $1.3 million decrease in accounts and notes receivable and an increase in accounts payable and accrued expenses of $1.6 million.  Working capital increased to $84.2 million at March 31, 2002 compared to $76.7 million at December 31, 2001.

Net cash provided by investing activities of $131.0 million resulted primarily from $131.5 million of proceeds from the sale of our Inland South tree farm and the collection of $2.4 million of notes receivable, which were offset in part by the use of $1.9 million for additions to timberlands and timber cutting rights and $0.9 million used for additions to equipment.

Net cash used by financing activities of $128.0 million resulted primarily from a transfer of $132.8 million of cash proceeds from the sale of our Inland South tree farm to restricted cash, offset by a $5.5 million net increase in short-term borrowings and $0.7 million paid in finance fees.

The restricted cash was applied to pay-down of outstanding debt in April 2002.

Additions to plant and equipment totaled $0.9 million in the first quarter of 2002, primarily for improvements at our Marysville, Gilchrist and Port Angeles sawmills and rolling stock for the Alliance and Desert contractor service yard operations. Additions to timber and timberland purchases totaled $1.9 million in the first quarter of 2002 and consisted primarily of road construction, reforestation and the purchase of timber.  We anticipate spending approximately $9.6 million in 2002 for timber and timberland additions and plant and equipment.  The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, cash generated from operations, current funds or bank borrowings.

As amended in April 2002, we have a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As required by the April 2002 amendments, $10.0 million of the Inland South tree farm proceeds were applied to pay down outstanding principal on this facility and, as of April 30, 2002, $16.5 million was outstanding under this facility.  The weighted average interest rate on this facility as of March 31, 2002 was 6.66%.

As amended in April 2002, we have a $199.3 million facility with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. This facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005.  As required in the April 2002 amendment, $78.0 million of the Inland South and North tree farm sales proceeds were applied to pay down outstanding principal on this facility and, as of April 30, 2002, $121.3 million was outstanding.  This balance includes the effect of $23.2 million applied to this facility after the sale of our Inland North tree farm, which closed on April 30, 2002.  Principal payments of $5.0 million, $40.0 million and $30.0 million are due on this facility in September 2003, January 2004 and June 2005, respectively.  Principal payments on this facility cannot be re-borrowed.  The weighted average interest rate on this facility as of March 31, 2002 was 5.70%.

We sought and received the April 2002 bank facility amendments to obtain relief from restrictive covenants and upcoming debt maturities during a period of time when operating cash flows continue to be negatively impacted by weak log and lumber prices and our decision to preserve our timber assets until pricing for logs and lumber improves.  In connection with these amendments, we paid the banks a fee of $0.6 million, which was funded by the Inland South tree farm proceeds.  See Note 8 for more information about the amendments.

Our 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are now also secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018. These senior notes, with an aggregate $486.0 million principal amount (as of March 31, 2002), previously required us to make an aggregate principal payment of $37.5 million on December 1, 2002, and annual principal payments in various amounts from December 1, 2003 through 2018.  As amended in April 2002, we were required to apply $76.4 million of the Inland South and North tree farm sale proceeds to pay down principal outstanding on these notes and, as of April 30, 2002, there was $409.6 million outstanding. This balance includes the effect of $23.2 million applied to the outstanding balance after the sale of our Inland North tree farm, which closed on April 30, 2002.  The April 2002 amendment also allows us to defer principal payments due on December 1, 2003, 2004 and 2005, until December 31, 2005.  In addition, we are also required to make mandatory principal payments, on a pro rata basis, with our existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  Also, we may be required to pay the entire outstanding principal balance, plus accrued interest, of the senior notes on December 31, 2005 if our credit ratings are below investment grade.  If our credit ratings are investment grade on July 1, 2005, the note holders have the right to put to us some or all of their outstanding notes (without any associated redemption charges) on December 31, 2005 after giving notice to us on August 1, 2005.

The senior notes are redeemable prior to maturity, subject to payment of a “make-whole” premium, which is calculated based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points.  Additionally, the senior notes require the application of asset sale proceeds to principal reduction, which, under certain conditions, may be subject to a redemption charge.  If asset sales are employed by us as a source of funds for the mandatory principal payments required on our acquisition facility, as described above, pro rata funds from these asset sale proceeds must also be applied to redeem outstanding notes.  Redemption charges incurred on these pro rata payments will be deferred until December 31, 2005, unless we elect to pay the equivalent amount in common units on December 31, 2004.

In exchange for these revisions to the senior note agreements, we agreed to give a security interest in our timberlands and sawmill assets pari passu with our bank lenders and to increase the interest rate on each note by 100 basis points until December 31, 2005.  Additionally, we paid the note holders an amendment fee of $2.0 million, which was funded by the Inland South tree farm sale proceeds.

We are presently determining whether our April 2002 debt restructuring meets debt extinguishment criteria as outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).  If it is determined that the modifications of the bank facilities or senior notes are substantial, as defined in EITF 96-19, the restructuring will be deemed an extinguishment of the original debt and the issuance of new debt.  Extinguishment accounting could result in our recognizing a gain or loss in the second quarter of 2002.  Until the determination of whether or not we meet the extinguishment criteria included in EITF 96-19 is made, the impact, if any, cannot be determined.

As so amended, we believe we will be able to remain in compliance with all current terms and covenants of our note agreements and to meet all future amortization requirements.

All of our senior note agreements and bank facilities contain certain restrictive covenants, including:

•                  limitations on harvest levels, capital expenditures, land sales, cash distributions, acquisitions and investments;

•                  the amount of future indebtedness;

•                  restrictions on the use of proceeds from property and other assets sales; and

•                  compliance with certain financial ratios.

As of March 31, 2002, we had violated an affirmative covenant associated with submitting financial statements and covenant compliance certificates to our bank lenders, but cured this violation as of April 22, 2002.

We closed the sale of our Inland North tree farm on April 30, 2002 for gross proceeds to us of approximately $55.7 million.  Additionally, we expect to receive between $5.0 and $7.0 million in proceeds related to the sale of our Coeur d’Alene assets later in 2002.  We are also reevaluating our options related to our Prineville sawmill facility.  The sale of these assets, if consummated later this year, would be expected to produce proceeds in the range of $2.0 to $4.0 million.  The proceeds from all of these transactions will be used for repayment of short-term debt and the current portion of long-term debt.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions will support a sustained quarterly distribution.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.  We adopted SFAS 142 on January 1, 2002.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  We expect to complete that first step of the goodwill impairment test during the second quarter of 2002.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  We have not yet determined what effect the impairment test will have on our results of operations and financial position.  In connection with the adoption of SFAS 142, we are no longer recording $0.9 million of amortization expense per year ($0.2 million in the three months ended March 31, 2002) relating to existing goodwill.  The unaudited pro forma earnings for the three months ended March 31, 2001 would have increased by $0.2 million, or $0.01 per unit.

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

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).  SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Consistent with SFAS 121, long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows upon certain triggering events.  An impairment exists if long-lived assets are not recoverable and exceed fair value.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our financial statements.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

General

Revenues during the quarter ended March 31, 2002 decreased $16.0 million, or 11.6%, to $122.8 million, from $138.8 million in the same quarter of 2001.  The decrease reflects the ongoing impact of soft lumber and log pricing and reduced fee harvest activity, as well as the sale or closure of three of our sawmills in the latter part of 2001 and the absence of normal-course property sales during the current period.

Cost of sales as a percentage of sales decreased slightly to 91.4% in the first quarter of 2002, compared to 91.6% in the same quarter of 2001.   This slight decrease reflects the benefit of higher efficiencies and cost reductions that more than offset the proportionate increase of increased wholesale revenues, which typically realize lower margins, on our current period sales mix.

Gain on sale of assets held for sale of $6.0 million in the first quarter of 2002 represents the recognized gain on the sale of our Inland South tree farm in March 2002.  We anticipate recognizing an additional gain of $2.9 million in the second quarter of 2002 from the April 30, 2002 closing of the sale of our Inland North tree farm.

Selling, general and administrative expenses decreased $0.9 million, or 9.9%, to $8.5 million in the first quarter of 2002, compared to $9.4 million in the first quarter of 2001, primarily as a result of lower salaries and wages and the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002.  The lower salaries and wages reflect the sale and/or closure of three sawmills during the latter part of 2001 and other reductions implemented throughout the Partnership in late 2001.  Selling, general and administrative expenses represented 6.9% of sales in the first quarter of 2002 and 6.8% of sales in the same quarter of 2001.

Interest expense decreased $1.7 million, or 10.7%, to $14.2 million in the first quarter of 2002, from $15.9 million in the same quarter of 2001.  The decrease is a result of lower average debt balances in the first quarter of 2002 compared to the first quarter of 2001, partially offset by higher interest rates.

Amortization of debt issuance costs increased $0.8 million to $1.1 million in the first quarter of 2002 compared to $0.2 million in the first quarter of 2001.  The increase is due to a total of $3.7 million of debt issuance costs incurred as a result of our April and November 2001 bank facility amendments.  In April 2002, we incurred an additional $4.5 million of debt issuance costs related to amendments made to our bank facility and senior note agreements.  With the addition of the $4.5 million of costs incurred in April 2002, we currently have $11.3 million of unamortized debt issuance costs.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external segment sales, including property sales (except for the Inland South sale) and stumpage sales, decreased 52.4% to $10.8 million, or 8.8% of revenue in the first quarter of 2002, compared to $22.6 million, or 16.3% of revenue in the first quarter of 2001.  The decrease in external segment sales reflects a 57.8% decrease in log shipments, which was influenced by significantly lower stumpage sale activity and weather related production delays on the Hamilton tree farm and the absence of any property sales in the first quarter of 2002.  The lower stumpage sales and fee harvest activity reflect our on-going strategy to focus our current fee timber production primarily for internal use while prices are soft.  These factors more than offset the higher log sales volumes from our Inland and Olympic tree farms during the first quarter of 2002 compared to the first quarter of 2001.

Internal sales of logs to manufacturing decreased 57.6% to $10.5 million in the first quarter of 2002 from $24.9 million in the first quarter of 2001.  The decrease primarily reflects the absence of three of our sawmills from the production mix during the first quarter of 2002 compared to the first quarter of 2001.

Overall operating income from timberlands, including property sales (except for the Inland South sale), decreased $4.0 million, or 70.7%, to $1.7 million in the first quarter of 2002 from $5.7 million in the first quarter of 2001, primarily as a result of $4.4 million of property gains included in the first quarter of 2001 compared to none in the first quarter of 2002.   Without the property sales gains in the first quarter of 2001, operating income increased slightly in the first quarter of 2002 compared to the first quarter of 2001 due to a 20.3% decrease in segment overhead expense and a 22.4% increase in average sales realization, which were partially offset by a 33.9% decrease in external revenues (excluding property sales).  The increase in average sales realizations is a result of the effect of slightly higher lumber prices on domestic log markets and a significant decrease in stumpage sales during the first quarter of 2002 compared to the first quarter of 2001.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”):

	Quarter Ended March 31,
Tree Farm	2002	2001	% Change
Oregon	—	$154/MBF	(100.0)%
Inland	$515/MBF	$421/MBF	22.3%
Hamilton	$513/MBF	$444/MBF	15.5%
Olympic	$358/MBF	$386/MBF	(7.3)%
Weighted average	$442/MBF	$268/MBF	64.9%

Increases at the Inland and Hamilton tree farms are due to the effect that slightly higher lumber prices had on domestic log markets as well as the fact that there were significantly less stumpage sales in the first quarter of 2002 compared to the first quarter of 2001.  We anticipate that average realizations will remain flat in the second quarter of 2002 compared to the first quarter of 2002.

The decrease at the Olympic tree farm is due to mix changes in the species and grades sold during the current period.

All volume from the Oregon tree farm was utilized by our Gilchrist mill and therefore, there were no external sales from this tree farm.

Domestic external log sales volumes decreased 57.8% in the first quarter of 2002 to 18.6 million board feet (MMBF), compared to 44.2 MMBF in the same quarter of 2001, primarily as a result of significantly lower stumpage sales, lower Hamilton fee harvest activity and no external sales from our Oregon tree farm.  The external volume from each of our tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended March 31,
Tree Farm	2002	2001	% Change
Oregon	—	25,031	(100.0)%
Inland	7,241	3,842	88.5%
Hamilton	2,345	7,988	(70.6)%
Olympic	9,048	7,325	23.5%
Total	18,634	44,186	(57.8)%

The increases at the Inland and Olympic tree farms are a result of a lengthened logging season and increased demand, respectively.   We sold a portion of our Inland tree farm in the first quarter of 2002 and sold the final portion of our Inland tree farm on April 30, 2002.  Therefore, we expect lower volume from the Inland tree farm in the second quarter of 2002 and no volume in the third and fourth quarters of 2002.

The decrease at the Hamilton tree farm is primarily due to the impact of snow related production delays in the first quarter of 2002 compared to the first quarter of 2001.

Export Log Sales

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $1.0 million, or 0.8% of sales in the first quarter of 2002, compared to $0.7 million, or 0.5% of sales for the same quarter in 2001.  The average realization for export logs decreased 18.5% to $479/MBF in the first quarter of 2002 compared to $590/MBF in the first quarter of 2001.  Sales volumes of export logs increased 80.4% to 2,102 MBF in the first quarter of 2002 compared to 1,165 MBF in the first quarter of 2001.   The increase in volume is primarily due to increased shipments from our Hamilton tree farm as a result of an increase in demand for Korean sort logs. The decrease in realization is primarily a result of a change in mix to more relatively lower grade Korean sort logs during the first quarter of 2002 compared to the first quarter of 2001.

Property Sales

Except for the disposition of the Inland South tree farm, we did not have any property sales in the first quarter of 2002.  This level compares to revenue and operating income from property sales in the first quarter of 2001 of $6.3 million and $4.4 million, respectively.  Aside from the closure of the Inland North tree farm sale, we do not anticipate any property sales in the second quarter of 2002.

Manufacturing

Segment sales, excluding sales of lumber products through the wholesale marketing segment, decreased $8.1 million, or 25.4% to $23.8 million, or 19.4% of sales, in the first quarter of 2002 from $31.9 million, or 23.0% of sales, in the same quarter of 2001.  The decreased revenues reflect a 28.7% decrease in external lumber sales volume and a 33.9% decline in chip revenue, offset in part by a 2.9% increase in average external lumber sales realizations.  The higher sales realizations reflect the benefit of improved lumber market pricing.

Operating income from manufacturing was $0.6 million in the first quarter of 2002 compared to an operating loss of $2.9 million in the first quarter of 2001.  The improved operating results are primarily a result of the 3.3% increase in average sales realizations as mentioned above, lower log costs, a significant decrease in segment overhead expense and the absence of the Bonners Ferry, Coeur d’Alene and Prineville sawmills from the manufacturing segment in the first quarter of 2002 compared to the first quarter of 2001.  The lower log costs are a result of the absence of three sawmills that consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during the first quarter of 2002 compared to 2001.

Average prices received for all lumber sales, excluding sales to the wholesale division, in the various regions were as follows:

	Quarter Ended March 31,
Region	2002	2001	% Change
Oregon	$284/MBF	$285/MBF	(0.4)%
Inland	—	$277/MBF	(100.0)%
Washington	$276/MBF	$250/MBF	10.4%
Weighted average	$281/MBF	$272/MBF	3.3%

External lumber sales volumes decreased 28.7% in the first quarter of 2002 to 72.2 MMBF compared to 101.1 MMBF in the same period of 2001.  External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended March 31,
Region	2002	2001	% Change
Oregon	42,584	36,378	17.1%
Inland	—	35,022	(100.0)%
Washington	29,573	29,733	(0.5)%
Total	72,157	101,133	(28.7)%

The increased volume from the Oregon region reflects improved operating efficiencies at our Gilchrist facility in the first quarter of 2002 compared to the first quarter of 2001, which more than offset the absence of the Prineville sawmill in 2002.  We anticipate that both external sales volume and average realizations will improve slightly in the Oregon region during the second quarter of 2002 compared to the first quarter of 2002.

Although external shipments from the Washington region slightly declined, internal shipments from the Washington region increased 60.7% to 3.8MMBF in the first quarter of 2002 compared to 2001.  The increase in internal shipments is primarily a result of improved efficiency at the Marysville sawmill and higher production at the Port Angeles facility that served increased demand from our wholesale marketing segment.  During the first quarter of 2002, a dry kiln roof at Marysville was replaced and a new heat exchanger was installed at Port Angeles.  These improvements contributed to the increased efficiency and production.  We anticipate a slight decrease in volume from the Washington region in the second quarter of 2002 compared to the first quarter of 2002 and an increase in the average realizations.

By-product revenues accounted for 2.3% of revenue in the first quarter of 2002, compared to 3.3% of revenue in the first quarter of 2001.  Residual wood chip prices decreased to $65 per bone dry unit (BDU) in the first quarter of 2002 compared to $74/BDU in the first quarter of 2001. The lower average realization reflects the impact of depressed pulp industry pricing.  We anticipate that chip prices will continue to decline in the second quarter of 2002.  Woodchip sales volume decreased 24.5% to 36,756 BDUs in the first quarter of 2002 compared to 48,654 BDUs in the first quarter of 2001.  The lower volume reflects the absence of the Inland region and Prineville sawmills from the sales mix, which were offset in part by increased volume at the Port Angeles sawmill as a result of a “catch-up” order from a major customer.  This customer curtailed purchases in the fourth quarter of 2001.

Wholesale Marketing

Our wholesale marketing segment involves sales of lumber and other wood products, most of which were not manufactured by us.  Sales from the wholesale segment increased $1.8 million, or 2.1%, to $85.9 million, 70.0% of sales, in the first quarter of 2002 from $84.2 million, or 60.6% of sales in the first quarter of 2001.  Operating income from wholesale operations decreased 17.3% to $2.5 million in the first quarter of 2002 from $3.0 million in the first quarter of 2001.  The increase in revenue reflects the benefit of increased lumber and panel prices and higher volume at our Eugene operation, which was offset in part by lower demand at our Alliance Lumber operation and increased competition at our Las Vegas Desert Lumber operation.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 66.8% during the first quarter of 2002 compared to the first quarter of 2001, due primarily to the absence of three sawmills in the mix during the 2002 period.  Volume from comparable mills decreased 17.8% due to our defensive strategy during 2001 to sell higher volumes internally during periods of weak prices.  In addition, the mix of Partnership-produced lumber, which is now more influenced by the Gilchrist sawmill output, has a larger appeal in areas outside the Phoenix and Las Vegas markets.

The decline in operating profit is primarily a result of a significant proportionate increase in the Eugene wholesale operation revenues in the overall sales mix.  The Eugene operation typically produces a lower operating margin, compared to the other operations in this segment, given its business as a true wholesaling operation.  Lower profit margin contributions from our Alliance Lumber and Desert Lumber operations during the first quarter of 2002 compared to the first quarter of 2001 primarily reflect the impact of lower revenues on a fixed operating cost base.

We anticipate modest declines in the wholesale marketing segment profit in the second quarter of 2002 compared to the first quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our only financial instruments with market risk exposure are our variable rate lines of bank credit.  At March 31, 2002, we had $223.8 million outstanding under our lines of credit with a weighted average interest rate of 5.81%.  A hypothetical 10 percent increase in interest rates to 6.39% would not have a material impact on our cash flows.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a) There are no exhibits to be filed with this report on Form 10-Q.

(b) Reports on Form 8-K:

We filed one report on Form 8-K on February 15, 2002 under Item 5. Other Events regarding the entering into of two agreements to sell parcels comprising our entire Northern Idaho tree farm.

In addition, the following reports on Form 8-K were filed on April 2, 2002 and April 29, 2002, respectively:

•                  Under Item 5. Other Events regarding the closing of the Inland South tree farm for gross proceeds of $133.8 million.

•                  Under Item 5. Other Events regarding amendments to our bank facility and senior note agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as Managing General Partner

	By:	/s/ Richard D. Snyder
Richard D. Snyder
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)