Form 10-Q
period 2002-06-30
CROWN PACIFIC PARTNERS L P
filed 2002-08-14
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes     ☒           No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at August 14, 2002)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
		(as restated)
Revenues	$134,220	$166,158

Operating costs:
Cost of products sold	123,657	147,133
Gain on sale of assets held for sale	(1,429)	—
Selling, general and administrative expenses	7,586	9,293

Operating income	4,406	9,732

Interest expense	13,015	15,613
Debt restructuring and redemption premium	14,133	—
Amortization of debt issuance costs	624	741
Other income, net	(187)	(168)

Net loss	$(23,179)	$(6,454)

Basic and diluted net loss per unit	$(0.75)	$(0.21)

Weighted average units outstanding	30,527,030	30,527,030

Note:      2001 amounts have been restated to reflect a change in accounting from the Last-in, First-out (LIFO) to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
		(as restated)
Revenues	$256,995	$304,977

Operating costs:
Cost of products sold	235,921	274,298
Gain on sale of assets held for sale	(7,449)	—
Selling, general and administrative expenses	16,045	18,681

Operating income	12,478	11,998

Interest expense	27,221	31,527
Debt restructuring and redemption premium	14,133	—
Amortization of debt issuance costs	1,690	973
Other income, net	(455)	(291)

Net loss	$(30,111)	$(20,211)

Basic and diluted net loss per unit	$(0.98)	$(0.66)

Weighted average units outstanding	30,527,030	30,516,123

Note:      2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

(Unaudited)

	June 30, 2002	December 31, 2001
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$8,545	$9,219
Restricted cash	15,337	—
Accounts receivable, net of allowances of $1,364 and $1,000	78,126	85,120
Notes receivable	4,717	7,194
Inventories	39,649	33,626
Deposits on timber cutting contracts	1,902	1,441
Prepaid and other current assets	3,105	3,177
Property held for sale	4,234	184,405

Total current assets	155,615	324,182
Property, plant and equipment, net of accumulated depreciation of $43,429 and $29,541	57,617	55,756
Timber, timberlands and roads, net	425,960	433,183
Goodwill	34,272	34,272
Other assets	6,413	8,970

Total assets	$679,877	$856,363

Liabilities and Partners’ Capital

Current liabilites:
Notes payable	$27,500	$19,000
Accounts payable	26,139	31,557
Accrued expenses	14,194	12,708
Accrued interest	8,113	10,132
Current portion of long-term debt	15,345	174,064

Total current liabilities	91,291	247,461
Long-term debt	515,777	511,406
Other non-current liabilities	5,694	270
	612,762	759,137

Commitments and contigent liabilities

Partners’ capital:
General partners	(617)	(315)
Limited partners (30,527,030 units outstanding at June 30, 2002 and December 31, 2001, respectively)	67,732	97,541
Total partners’ capital	67,115	97,226

Total liabilities and partners’ capital	$679,877	$856,363

Note:  2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
		(as restated)
Cash flows from operating activities:
Net loss	$(30,111)	$(20,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	16,461	21,823
Redemption premium and write-off of deferred charges	9,967	—
Deferred interest	897	—
Gain on sale of property	(7,561)	(9,206)
Other	—	(1)
Net change in current assets and current liabilities:
Accounts and notes receivable	6,857	(2,729)
Inventories	(6,023)	5,373
Deposits on timber cutting contracts	(461)	683
Prepaid and other current assets	(1,310)	(2,454)
Accounts payable and accrued expenses	(6,047)	(6,130)
Net cash used in operating activities	(17,331)	(12,852)

Cash flows from investing activities:
Additions to timberlands	(3,727)	(6,065)
Additions to timber cutting rights	(476)	(201)
Additions to equipment	(2,170)	(4,321)
Proceeds from sales of property	186,162	11,116
Principal payments received on notes	2,614	521
Other investing activities	(15)	—
Net cash provided by investing activities	182,388	1,050

Cash flows from financing activities:
Net increase in short-term borrowings	8,500	4,000
Proceeds from issuance of long-term debt	116	29
Repayments of long-term debt	(154,464)	(1,124)
Contributions of capital	—	45
Change in restricted cash	(15,337)	—
Other financing activities	(4,546)	(21)
Net cash (used in) provided by financing activities	(165,731)	2,929

Net decrease in cash and cash equivalents	(674)	(8,873)
Cash and cash equivalents at beginning of period	9,219	14,537

Cash and cash equivalents at end of period	$8,545	$5,664

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  The financial statements in this Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six-month periods ended June 30, 2002 and 2001 have been included.  All such adjustments are of a normal and recurring nature and all significant inter-company transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net loss per unit was calculated using the weighted average number of common units outstanding divided into net loss, after adjusting for the General Partner interest.  The General Partner loss allocation was $232 and $65 for the three months ended June 30, 2002 and 2001, respectively and $301 and $202 for the six months ended June 30, 2002 and 2001, respectively.  There is no significant difference between basic and diluted earnings per unit.

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

Had the Partnership adopted this change in 2001, the effect of the accounting change on net losses as previously reported are as follows:

Statement of Operations	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss as previously reported	$(6,823)	$(19,802)
Adjustment for change in accounting principle	369	(409)
Net loss as adjusted	$(6,454)	$(20,211)

Basic and diluted loss per share as previously reported	$(0.22)	$(0.64)
Adjustment for change in accounting principle	0.01	(0.02)
Basic and diluted loss per share as adjusted	$(0.21)	$(0.66)

Inventories consisted of the following:

	June 30, 2002	December 31, 2001
		(as restated)
Lumber	$7,424	$5,749
Logs	2,735	1,809
Supplies	3,213	3,187
Manufacturing inventory	13,372	10,745
Wholesale products	26,277	22,881
Total	$39,649	$33,626

Note 3:  Credit Facility and Senior Note Agreement Amendments

On April 19, 2002, the Partnership’s senior note agreements and bank credit facilities were amended.  The significant provisions of the amendments are as follows:

•                  The expiration dates of the Partnership’s bank working capital and bank acquisition facilities were extended to December 31, 2005.

•                  As a condition to the closing of the amendments, the Partnership was required to apply $10.0 million of the net proceeds from the sale of its Inland South tree farm to prepay outstanding amounts under the working capital facility, 50% of the remainder of such net proceeds (after deducting certain fees and expenses) to prepay outstanding borrowings under the acquisition facility (approximately $54.7 million) and approximately 50% of the remainder of such net proceeds (after deducting certain fees and expenses) to prepay outstanding principal of its senior notes (approximately $53.1 million). These three payments were made on April 19, 2002 (see Note 4).

•                  The Partnership was also required to apply 50% of the net proceeds from the sale of its Inland North tree farm, which closed on April 30, 2002 and generated net proceeds of approximately $46.4 million, to prepay outstanding borrowings under the acquisition facility and 50% of the net proceeds to prepay outstanding principal of its senior notes. Immediately following the application of such net proceeds, the Partnership had $121.3 million borrowed under its acquisition facility and $409.6 million under the senior notes (see Note 4).  Up to an additional $15.0 million of debt reduction is expected following the release of restricted cash from escrow in August 2002 as a result of a timber verification cruise related to the Inland tree farm sales.  Upon release, these funds will be split 50% to the senior notes and 50% to the acquisition facility.

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

•                  The Partnership is required to make mandatory, pro rata principal payments on the senior notes whenever principal payments are made on the acquisition facility so that the acquisition facility and the senior notes are repaid in the same proportions of outstanding principal amount (except that the Partnership may, at its option, use cash proceeds of permitted equity financings to repay principal under the acquisition facility or the senior notes without making a corresponding payment on the other).

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

•                  The Partnership has agreed to pay interest on the senior notes (including on principal, deferred interest and deferred redemption premiums) of an additional 100 basis points, or 1.0%.  The Partnership may, at its option, defer until December 31, 2005, payment of this additional interest (except accrued interest on prepaid principal, which must be paid at the time of prepayment).  As of June 30, 2002, the Partnership had deferred interest of $0.9 million.

•                  Except in certain circumstances, redemption premiums will be due in connection with principal payments made on the senior notes.  The Partnership has the option to defer payment of such redemption premiums until December 31, 2005, or, for redemption premiums due prior to December 31, 2004, to pay such premiums in common units of Crown Pacific Partners, L.P.  In conjunction with principal repayments associated with proceeds from the Inland tree farm sales, the Partnership deferred $4.5 million in redemption premiums.  If the Partnership has an investment grade rating as described in the immediately preceding paragraph, no additional redemption premiums will be due on any principal payments made on December 31, 2005 on senior notes that are put to the Partnership by the senior note holders.

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

•                  In exchange for these senior note and bank facility amendments, the Partnership granted to the banks and the note holders, as collateral for the obligations, a security interest in the Partnership’s timberland assets and substantially all of its sawmill assets.

The Partnership accounted for its April 2002 debt restructuring according to criteria outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  The restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank debt was deemed a modification of existing debt.  Accordingly, with respect to the senior notes, all previously deferred financing costs and fees paid to the note holders for the debt restructuring were expensed.  Fees incurred with third parties for purposes of restructuring the senior notes were capitalized. No significant fees were paid to the banks as a result of the restructuring.  Fees incurred with third parties as a result of restructuring the Acquisition Facility were capitalized. As a result, the Partnership expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses.  The Partnership has a balance of deferred fees and expenses of $5.6 million at June 30, 2002 that are being amortized through December 31, 2005.

The Partnership was in compliance with all of the restrictive debt covenants at June 30, 2002.

Note 4: Property Sales

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm to Patriot Investments, LLC for proceeds of approximately $132.2 million, which was used to pay down outstanding debt as discussed in Note 3 and Item 2.  The Partnership recognized a gain on this sale of approximately $6.0 million.

The Partnership closed the sale of its Inland North tree farm to Patriot Investments, LLC on April 30, 2002. The proceeds, net of certain fees and expenses and escrow hold-backs, of approximately $53.8 million, were also used to pay down outstanding debt as discussed in Note 3 and Item 2.  The Partnership recognized a gain of approximately $1.4 million on this sale.

The Partnership anticipates the release of up to $15.0 million in restricted cash from escrow in August 2002 as a result of a timber verification cruise.  These additional proceeds will be used to pay down outstanding debt as discussed in Note 3 and Item 2.

Note 5: Timber, Timberlands and Roads

In the first quarter of each year, the Partnership performs an update of its timber inventory system.  The update in 2002 resulted in a net decrease in depletion costs for the first six months of 2002 of approximately $0.2 million, or $0.01 per unit, and a net increase in depletion costs for the first six months of 2001 of approximately $0.5 million, or $0.02 per unit, with no impact on cash flow.

Note 6: Goodwill

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The adoption of SFAS No. 142 requires that goodwill and indefinite lived intangibles no longer be amortized, but instead be annually tested for impairment.  We have completed the impairment analysis and determined that, as of January 1, 2002, there was no impairment.

Had SFAS No. 142 been adopted in the first quarter of 2001, it would have resulted in $0.2 million, or $0.01 per unit and $0.4 million, or $0.02 per unit, respectively, in additional earnings, with no impact on cash flow, for the three and six month periods ended June 30, 2001.

Note 7: Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six months ended June 30,
	2002	2001
Cash paid during the period for interest	$28,378	$33,553
Business assets acquired with debt and equity	—	1,000
Note received for sale of property	—	1,500

Note 8: Segment Reporting

The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and 3) Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership’s professional contractor service yards. Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and the gains related to the sale of the Inland North and South tree farms. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2002	2001	2002	2001
Timberlands:
Trade	$9,071	$18,149	$19,829	$40,747
Intersegment	9,634	23,874	20,180	48,761
	18,705	42,023	40,009	89,508
Manufacturing:
Trade	27,284	40,717	51,060	72,581
Intersegment	927	3,081	2,198	7,339
	28,211	43,798	53,258	79,920
Wholesale Marketing:
Trade	95,255	106,983	181,203	191,139
Intersegment	4,889	8,000	10,473	13,974
	100,144	114,983	191,676	205,113
Corporate and Other:
Trade	2,610	309	4,903	510
Intersegment	118	229	195	551
	2,728	538	5,098	1,061
Total:
Total Revenues	149,788	201,342	290,041	375,602
Less Intersegment	(15,568)	(35,184)	(33,046)	(70,625)
Revenues	$134,220	$166,158	$256,995	$304,977

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2002	2001	2002	2001
Timberlands	$1,215	$7,639	$2,883	$13,324
Manufacturing	2,111	2,160	2,676	(742)
Wholesale	2,306	3,166	4,820	6,205
Corporate and Other	(1,226)	(3,233)	2,099	(6,789)
Operating Income	4,406	9,732	12,478	11,998
Interest Expense	(13,015)	(15,613)	(27,221)	(31,527)
Debt restructuring and redemption premium	(14,133)	—	(14,133)	—
Other	(437)	(573)	(1,235)	(682)
Net Loss	$(23,179)	$(6,454)	$(30,111)	$(20,211)

Note 9: New Accounting Pronouncements

Refer to Item 2 for a discussion of all new accounting pronouncements affecting the Partnership.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal operations consist of the growing and harvesting of timber, the sale of logs and the processing and sale of lumber and other wood products.

Our ability to implement our business strategy over the long-term and our results of operations depend upon a number of factors, many of which are beyond our control.  These factors include general industry conditions, domestic and international prices and supply and demand for logs, lumber and other wood products, seasonality and competition from other supplying regions and substitute products.

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

Financial Condition

Cash necessary to enable us to satisfy interest and principal payments on indebtedness and to pay for capital expenditures is significant.

Cash used by operating activities was $17.3 million in the first six months of 2002 and resulted primarily from a net loss of $10.2 million (net of non-cash expenses and gain on sale of property of $19.9 million), an increase in inventories of $6.0 million and a decrease in accounts payable and accrued expenses of $6.0 million, which were offset in part by a $6.9 million decrease in accounts and notes receivable.  Working capital decreased to $64.3 million at June 30, 2002 compared to $76.7 million at December 31, 2001.

Net cash provided by investing activities of $182.4 million resulted primarily from $186.2 million of proceeds from the sale of our Inland North and Inland South tree farms and the collection of $2.6 million of notes receivable, which were offset in part by the use of $4.2 million for additions to timberlands and timber cutting rights and $2.2 million used for additions to equipment.

Net cash used by financing activities of $165.7 million resulted primarily from the pay-down of $154.5 million of long-term debt from cash proceeds from the sales of our Inland North and South tree farms, $15.3 million of cash received from the Inland tree farm sales being transferred to an escrow account as restricted cash and $4.5 million of deferred finance fees incurred in our debt restructuring, offset by an $8.5 million net increase in short-term borrowings.

Additions to plant and equipment totaled $2.2 million in the first six months of 2002, primarily for improvements at our Marysville, Gilchrist and Port Angeles sawmills and rolling stock for the Alliance and Desert contractor service yard operations.  Additions to timber and timberland purchases totaled $4.2 million in the first six months of 2002 and consisted primarily of road construction, reforestation and the purchase of timber.  We anticipate spending approximately $10.0 million in 2002 for timber and timberland additions and plant and equipment combined.  The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, cash generated from operations, current funds or bank borrowings.

As amended in April 2002, we have a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As required by the April 2002 amendments, $10.0 million of the Inland South tree farm proceeds were applied to pay down outstanding principal on this facility and, as of June 30, 2002, $27.5 million was outstanding under this facility.  The weighted average interest rate on this facility as of June 30, 2002 was 5.4%.  We are currently in discussions with several lending institutions in order to secure a $55.0 million working capital line of credit, which would replace this existing $40.0 million working capital line.  We anticipate that the new line of credit will be in place later this year.

As amended in April 2002, we also had a $199.3 million facility with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. This facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005.  As required in the April 2002 amendment, $78.0 million of the Inland South and North tree farm sales proceeds were applied to pay down outstanding principal on this facility and, as of June 30, 2002, $121.3 million was outstanding.   Principal payments of $5.0 million, $40.0 million and $30.0 million are due on this facility in September 2003, January 2004 and

June 2005, respectively.  Principal payments on this facility cannot be re-borrowed.  The weighted average interest rate on this facility as of June 30, 2002 was 5.53%.

We sought and received the April 2002 bank facility amendments to obtain relief from restrictive covenants and upcoming debt maturities during a period of time when operating cash flows continue to be negatively impacted by weak log and lumber prices and our decision to preserve our timber assets until pricing for logs and lumber improves.  In connection with these amendments, we paid the banks a fee of $0.6 million, which was funded by the Inland South tree farm proceeds.  See Note 3 for more information about the amendments.

Our 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are now also secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018.  Pursuant to the April 2002 amendments, the notes also accrue an additional 100 basis points of interest through December 31, 2005, which may be deferred until that date or paid earlier, at the option of the Partnership.  As amended in April 2002, we were required to apply $76.4 million of the Inland South and North tree farm sale proceeds to pay down principal outstanding on these notes and, as of June 30, 2002, there was $409.6 million outstanding.  The April 2002 amendment allows us to defer principal payments previously due on December 1, 2003, 2004 and 2005, until December 31, 2005.  In addition, we are also required to make mandatory principal payments, on a pro rata basis, with our existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  Also, we may be required to pay the entire outstanding principal balance, plus accrued interest, of the senior notes on December 31, 2005 if our credit ratings are below investment grade.  If our credit ratings are investment grade on July 1, 2005, the note holders have the right to put to us some or all of their outstanding notes (without any associated redemption charges) on December 31, 2005 after giving notice to us on August 1, 2005.

The senior notes are redeemable prior to maturity, subject to payment of a redemption premium, which is calculated based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points.  Additionally, the senior notes require the application of asset sale proceeds to principal reduction, which, under certain conditions, may be subject to a redemption charge.  If asset sales are employed by us as a source of funds for the mandatory principal payments required on our acquisition facility, as described above, pro rata funds from these asset sale proceeds must also be applied to redeem outstanding senior notes.  Redemption charges incurred on these pro rata payments will be deferred until December 31, 2005, unless we elect to pay the equivalent amount in common units on December 31, 2004.

In exchange for these revisions to the senior note agreements, we agreed to grant the holders of our senior notes a security interest in our timberlands and sawmill assets pari passu with our bank lenders and to increase the interest rate on each senior note by 100 basis points, as mentioned above, until December 31, 2005.  Additionally, we paid the senior note holders an amendment fee of $2.0 million, which was funded by the Inland South tree farm sale proceeds.

We accounted for the April 2002 debt restructuring in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  Accordingly, the restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank debt was deemed a modification of existing debt.  Pursuant to the respective accounting rules, we expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses.  We have a balance of deferred fees and expenses of $5.6 million at June 30, 2002 that are being amortized through December 31, 2005 (see Note 3).

As so amended, we believe we will be able to remain in compliance with all current terms and covenants of our senior note agreements.

As of June 30, 2002, $15.3 million of debt is classified as current.  Restricted cash in this amount, held in escrow, is expected to be applied to this current portion of long-term debt in the third quarter of 2002 (see Note 4).

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

As of June 30, 2002, we were in compliance with all of our bank agreement and senior note covenants.

We expect to receive between $4.0 and $6.0 million in proceeds related to the sale of our Coeur d’Alene assets (former mill site land) later in 2002, which will be used for repayment of short-term debt and the current portion of long-term debt.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions will support a sustained quarterly distribution.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually.  We adopted SFAS 142 on January 1, 2002.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  We completed the first step during the quarter ended June 30, 2002 and have determined, at this time, there is no impairment.  In connection with the adoption of SFAS 142, we are no longer recording $0.9 million of amortization expense per year ($0.2 million and $0.5 million in the three and six months ended June 30, 2002, respectively, relating to existing goodwill).  The unaudited pro forma earnings for the three and six month periods ended June 30, 2002 would have increased by $0.2 million, or $0.01 per unit, and $0.5 million, or $0.02 per unit, respectively.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets” (“SFAS 143”).  SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  We are required to adopt the provisions of SFAS 143 no later than the first quarter of 2003.  SFAS 143 is not expected to have a material effect on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”).  SFAS 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30 (“APB 30”), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Consistent with SFAS 121, long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows upon certain triggering events.  An impairment exists if long-lived assets are not recoverable and exceed fair value.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The Partnership has adopted the provisions of SFAS 145, which did not have a material effect on our financial position, results of operations or cash flows.

In July 2002, the FASB approved SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  We do not anticipate that the adoption of SFAS 146 will have a material effect on our financial position, results of operations or cash flows.

Results of Operations

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

General

Revenues during the quarter ended June 30, 2002 decreased $31.9 million, or 19.2%, to $134.2 million, from $166.2 million in the same quarter of 2001.  The decrease reflects the ongoing impact of soft lumber and panel pricing, lower fee timber harvest and the absence of normal-course property sales during the current period, as well as the sale or closure of three of our sawmills in the latter part of 2001.

In July 2002, Canada received a favorable ruling regarding the Department of Commerce’s preliminary determination in the countervailing duty case.  However, these preliminary duties have already been eliminated, and this ruling does not affect the 27.2% duty currently in place on Canadian lumber shipments to the U.S.  Canada has filed an appeal regarding the final duties, but a final ruling is not expected until the second quarter of 2003.  We do not expect this current ruling to have an effect on our revenue in the third or fourth quarters of 2002.

Cost of sales as a percentage of sales increased to 92.1% in the second quarter of 2002, compared to 88.6% in the same quarter of 2001.  This increase reflects higher wholesale revenues, which typically realize lower margins, as a percentage of our current period sales mix, as well as lower lumber realizations and the lack of property sales, which typically provide higher margins than other operating activities.  In addition, there was a lower revenue base over which to spread fixed costs.  These factors were partially offset by lower overhead and operating costs and increased efficiencies at many of our operations.

Gain on sale of assets held for sale of $1.4 million in the second quarter of 2002 represents the recognized gain on the sale of our Inland North tree farm in April 2002.

Selling, general and administrative expenses decreased $1.7 million, or 18.4%, to $7.6 million in the second quarter of 2002, compared to $9.3 million in the second quarter of 2001, primarily as a result of lower salaries and wages, lower depreciation due to fewer mills, the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002 and other reductions implemented throughout the Partnership in late 2001.  Selling, general and administrative expenses represented 5.7% of revenue in the second quarter of 2002 and 5.6% of revenue in the second quarter of 2001.

Interest expense decreased $2.6 million, or 16.6%, to $13.0 million in the second quarter of 2002, from $15.6 million in the same quarter of 2001.  The decrease is a result of lower average debt balances in the second quarter of 2002 compared to the second quarter of 2001, partially offset by higher interest rates.

Debt restructuring and redemption premium of $14.1 million in the second quarter of 2002 relates to our debt restructuring in April 2002.  Of the $14.1 million loss, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).   In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium described below.

We incurred a redemption premium of $4.5 million in April 2002 when we prepaid our senior notes in advance of their scheduled maturity.  Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.

As of June 30, 2002, we had a total of $5.6 million of unamortized debt issuance costs, which will be amortized through December 31, 2005.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external segment sales, including property sales (except for the Inland South and Inland North sales) and stumpage sales, decreased 50.0% to $9.1 million, or 6.8% of revenue in the second quarter of 2002, compared to $18.1 million, or 10.9% of revenue in the second quarter of 2001.  The decrease in external segment sales reflects the sale of our Inland tree farm, the absence of stumpage sale activity at our Oregon tree farm and lower fee harvest activity, which reflects our strategy to reduce production to more sustainable levels, particularly during periods of relatively low market pricing.

Internal sales of logs to manufacturing decreased 59.6% to $9.6 million in the second quarter of 2002 from $23.9 million in the second quarter of 2001.  The decrease primarily reflects the absence of three of our sawmills from the production mix during the second quarter of 2002 compared to the second quarter of 2001.

Overall operating income from timberlands, including property sales (except for the Inland South and Inland North sales), decreased $6.4 million, or 84.1%, to $1.2 million in the second quarter of 2002 from $7.6 million in the second quarter of 2001, primarily as a result of $4.8 million of property gains included in the second quarter of 2001 compared to none in the second quarter of 2002.   Without the property sales gains in the second quarter of 2001, operating income decreased $1.6 million in the second quarter of 2002 compared to the second quarter of 2001 due to the lower revenues as discussed above, offset in part by a 37.5% decrease in segment overhead expense and improved market demand for logs in the Olympic tree farm area in the second quarter of 2002.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Quarter Ended June 30,
Tree Farm	2002	2001	% Change
Oregon	—	$157/MBF	—
Inland	$477/MBF	$397/MBF	20.2%
Hamilton	$472/MBF	$470/MBF	0.4%
Olympic	$392/MBF	$355/MBF	10.4%
Weighted average	$418/MBF	$339/MBF	23.3%

The increase at the Olympic tree farm is primarily due to higher demand from that region.

Domestic external log sales volumes decreased 33.9% in the second quarter of 2002 to 17.8 million board feet (MMBF), compared to 27.0 MMBF in the same quarter of 2001, primarily as a result of significantly lower activity on the Oregon tree farm, a sharp decline in stumpage sale volume and the absence of our Inland tree farm in the second quarter of 2002 compared to the second quarter of 2001.  The external volume from each of our tree farms was as follows (in thousands of board feet (MBF)):

	Quarter Ended June 30,
Tree Farm	2002	2001	% Change
Oregon tree farm	8	8,160	(99.9)%
Inland tree farm	132	5,918	(97.8)%
Hamilton tree farm	6,419	7,547	(14.9)%
Olympic tree farm	11,284	5,354	110.8%
Total	17,843	26,979	(33.9)%

The increase at the Olympic tree farms is primarily a result of increased demand.

The decrease at our Oregon tree farm is due to the fact that a majority of the production from that tree farm was utilized by our Gilchrist sawmill.

We sold a portion of our Inland tree farm in the first quarter of 2002 and sold the final portion of our Inland tree farm on April 30, 2002.  Therefore, there was very little volume from our Inland tree farm during the second quarter of 2002.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $0.9 million, or 0.7% of sales, in the second quarter of 2002, compared to $0.5 million, or 0.3% of sales, for the same quarter in 2001.  The average realization for export logs was flat at $510/MBF in the second quarter of 2002 compared to $509/MBF in the second quarter of 2001.  Sales volumes of export logs increased 71.4% to 1,798 MBF in the second quarter of 2002 compared to 1,049 MBF in the second quarter of 2001.   The increase in volume is primarily due to increased demand for Korean sort logs from our Hamilton tree farm.

Property Sales

Except for the disposition of the Inland South and Inland North tree farms, we did not have any property sales in the second quarter of 2002.  This level compares to revenue and operating income from property sales in the second quarter of 2001 of $6.2 million and $4.8 million, respectively.   We do not anticipate any property sales in the third quarter of 2002.

Manufacturing

Segment sales, excluding sales of lumber products through the wholesale marketing segment, decreased $13.4 million, or 33.0%, to $27.3 million, or 20.3% of sales, in the second quarter of 2002 from $40.7 million, or 24.5% of sales, in the same quarter of 2001.  The reduced revenues reflect a 28.8% decrease in external lumber sales volume, a 44.4% decline in chip revenue and a 6.2% decrease in average external lumber sales realizations.

Operating income from manufacturing was $2.1 million in the second quarter of 2002 compared to $2.2 million in the second quarter of 2001.  The slightly lower operating income was a result of the declines in revenue and average sales realizations mentioned above.  These factors were partially offset by a 16.9% decrease in unit log costs, a 23.8% decrease in overhead expense and a 6.9% decline in unit manufacturing costs.  These comparisons include the Bonners Ferry, Coeur d’Alene and Prineville sawmills in the second quarter of 2001, which were absent from our manufacturing segment in the second quarter of 2002.  The lower log costs resulted from the absence of these three sawmills, which consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during the second quarter of 2002 compared to the second quarter of 2001.

Average prices received for all lumber sales, excluding sales to the wholesale division, in the various regions were as follows:

	Quarter Ended June 30,
Region	2002	2001	% Change
Oregon	$305/MBF	$338/MBF	(9.8)
Inland	—	$324/MBF	—
Washington	$301/MBF	$298/MBF	1.0%
Weighted average	$303/MBF	$323/MBF	(6.2)%

The lower realization from the Oregon region in the second quarter of 2002 compared to the second quarter of 2001 primarily reflects the absence of the Prineville mill’s previous product output from the sales mix.

The Inland region ceased production at the end of 2001 with the sale of the Bonners Ferry mill in September 2001 and the closure of our Coeur d’Alene sawmill in preparation for the sale of our Inland tree farm.

External lumber sales volumes decreased 28.8% in the second quarter of 2002 to 79.7 MMBF compared to 111.9 MMBF in the same period of 2001.  External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended June 30,
Region	2002	2001	% Change
Oregon	45,583	45,431	0.3%
Inland	—	34,550	(100.0)%
Washington	34,137	31,907	7.0%
Total	79,720	111,888	(28.8)%

The slight increase in volume from the Oregon region reflects improved operating efficiencies at our Gilchrist facility in the second quarter of 2002 compared to the second quarter of 2001, which more than offset the absence of the Prineville sawmill in 2002.  During the second quarter of 2002, we began using the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  This has enhanced the overall realization at our Gilchrist facility and, therefore, we plan to continue to utilize the dry-end of the Prineville operation indefinitely.

The increase in shipments from the Washington region reflects increased production at both Washington sawmills.

By-product revenues accounted for 1.8% of revenue in the second quarter of 2002, compared to 2.2% of revenue in the second quarter of 2001.  Residual wood chip prices decreased to $56 per bone dry unit (BDU) in the second quarter of 2002 compared to $71/BDU in the second quarter of 2001. The lower average realization reflects the impact of continued weakness and high chip supplies in the pulp industry.  Woodchip sales volume decreased 28.9% to 35,738 BDUs in the second quarter of 2002 compared to 50,246 BDUs in the second quarter of 2001, reflecting lower volume due to the absence of our Inland lumber operations.

Wholesale Marketing

Our wholesale marketing segment involves sales of lumber and other wood products, most of which were not manufactured by us.  Sales from the wholesale segment decreased $11.7 million, or 11.0%, to $95.3 million, or 71.0% of sales, in the second quarter of 2002 from $107.0 million, or 64.4% of sales in the second quarter of 2001.  Operating income from wholesale operations decreased 27.2% to $2.3 million in the second quarter of 2002 from $3.2 million in the second quarter of 2001.  The decrease in revenue primarily reflects lower lumber and panel prices.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 51.5% during the second quarter of 2002 compared to the second quarter of 2001, due primarily to the absence of three sawmills in the mix during the 2002 period.  Volume from comparable mills increased 33.8%, reflecting our efforts to increase internal sales of Gilchrist lumber output through our Cheshire Lumber operation.

The decline in operating profit is primarily a result of lower overall revenues and higher proportionate cost of raw materials at our Eugene and Cheshire operations.  These factors more than offset decreases in selling, general and administrative expenses.  The Eugene operation typically produces a lower operating margin, compared to the other operations in this segment, given its business as a true wholesaling operation.

During the second quarter of 2002, we reorganized our Eugene operation.  Headcount was reduced, the trading function was moved to a new, smaller location, a long-standing sales and financial accommodation agreement with a regional lumber producer was terminated, and the on-going operations were refocused to higher margin trading opportunities.  We expect the operating results of this operation to improve as a result of these actions.

During the third quarter of 2002, our Desert Lumber operation is scheduled to start the integration of a new insulation business in the Las Vegas area, expanding the range of products offered to professional builders.

Results of Operations

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

General

Revenues during the six months ended June 30, 2002 decreased $48.0 million, or 15.7%, to $257.0 million, from $305.0 million in the same period of 2001.  The decrease reflects the ongoing impact of soft lumber, panel and log pricing and reduced fee harvest activity, as well as the sale or closure of three of our sawmills in the latter part of 2001 and the absence of normal-course property sales during the current period.

Cost of sales as a percentage of sales increased to 91.8% in the first six months of 2002, compared to 89.9% in the same period of 2001.   This increase reflects the higher wholesale revenues, which typically realize lower margins, as a percentage of our current period sales mix, as well as lower lumber realizations and the lack of property sales, which typically provide higher margins than other operating activities.  In addition, there was a lower revenue base over which to spread fixed costs.  These factors were partially offset by lower overhead and operating costs and increased efficiencies at many of our operations.

Gain on sale of assets held for sale of $7.4 million in the first six months of 2002 represents the recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively.

Selling, general and administrative expenses decreased $2.6 million, or 14.1%, to $16.0 million in the first six months of 2002, compared to $18.7 million in the first six months of 2001, primarily as a result of lower salaries and wages and the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002.  The lower salaries and wages reflect the sale and/or closure of three sawmills during the latter part of 2001 and other reductions implemented throughout the Partnership in late 2001.  Selling, general and administrative expenses represented 6.2% of revenue in the first six months of 2002 and 6.1% of revenue in the first six months of 2001.

Interest expense decreased $4.3 million, or 13.7%, to $27.2 million in the first six months of 2002, from $31.5 million in the first six months of 2001.  The decrease is a result of lower average debt balances in the first six months of 2002 compared to the first six months of 2001, partially offset by higher interest rates.

Debt restructuring and redemption premium of $14.1 million in the first six months of 2002 relates to our debt restructuring in April 2002.  Of the $14.1 million loss, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).   In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium incurred in April 2002.

Amortization of debt issuance costs increased $0.7 million to $1.7 million in the first six months of 2002 compared to $1.0 million in the first six months of 2001.  The increase is due primarily to $4.2 million of debt issuance costs incurred as a result of our November 2001 bank facility amendment, which resulted in increased amortization expense during the first three months of 2002.  As a result of the debt restructuring in April 2002, previously deferred fees of $5.5 million related to the senior notes were expensed and the amortization period for remaining deferred fees was prospectively extended until December 2005, resulting in lower amortization expense for the second quarter of 2002 as compared to the first quarter of 2002.  As of June 30, 2002, we had a total of $5.6 million of unamortized debt issuance costs, which will be amortized through December 31, 2005.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external segment sales, including property sales (except for the Inland South and Inland North sales) and stumpage sales, decreased 51.3% to $19.8 million, or 7.7% of revenue in the first six months of 2002, compared to $40.7 million, or 13.4% of revenue in the first six months of 2001.  The decrease in external segment sales reflects a 47.3% decrease in log shipments, which was influenced by significantly lower stumpage sale activity and weather related production delays on the Hamilton tree farm and the absence of any property sales in the first six months of 2002, as well as the sale of our Inland North and Inland South tree farms.  The lower stumpage sales and fee harvest activity reflect our on-going strategy to focus our current fee timber production primarily for internal use while prices are soft.

Internal sales of logs to manufacturing decreased 58.6% to $20.2 million in the first six months of 2002 from $48.8 million in the first six months of 2001.  The decrease primarily reflects the absence of three sawmills from the production mix during the 2002 period compared to the 2001 period.

Overall operating income from timberlands, including property sales (except for the Inland South and Inland North sales), decreased $10.4 million, or 78.4%, to $2.9 million in the first six months of 2002 from $13.3 million in the first six months of 2001, primarily as a result of $9.2 million of property gains included in the first six months of 2001 compared to none in the first six months of 2002.   In addition, sales volume decreased 47.3% in the first six months of 2002 compared to the first six months of 2001.  These declines were partially offset by a 45.6% increase in average sales realizations and a 28.4% decrease in segment overhead expense.  The decrease in sales volume is primarily due to the sale of our Inland tree farm and the utilization of a majority of the volume from our Oregon tree farm for internal use at our Gilchrist sawmill.  The increase in average sales realizations is primarily due to the effect of slightly higher lumber prices on domestic log markets and a significant decrease in stumpage sales during the first six months of 2002 compared to the first six months of 2001.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”):

	Six Months Ended June 30,
Tree Farm	2002	2001	% Change
Oregon	—	$155/MBF	—
Inland	$466/MBF	$407/MBF	14.5%
Hamilton	$483/MBF	$457/MBF	5.7%
Olympic	$377/MBF	$373/MBF	1.1%
Weighted average	$428/MBF	$294/MBF	45.6%

Increases at the Inland, Hamilton and Olympic tree farms are due to the effect that slightly higher lumber prices had on domestic log markets as well as the fact that there were significantly less stumpage sales in the first six months of 2002 compared to the first six months of 2001.

The increase at the Oregon tree farm is due to the absence of stumpage sales in the first six months of 2002 compared to $5.1 million for the same period of 2001.

Domestic external log sales volumes decreased 48.7% in the first six months of 2002 to 36.5 million board feet (MMBF), compared to 71.2 MMBF in the first six months of 2001, primarily as a result of significantly lower stumpage sales, lower Hamilton fee harvest activity and insignificant external sales from our Oregon tree farm.  The external volume from each of our tree farms was as follows (in thousands of board feet (MBF)):

	Six Months Ended June 30,
Tree Farm	2002	2001	% Change
Oregon tree farm	8	33,191	(100.0)%
Inland tree farm	7,373	9,760	(24.5)%
Hamilton tree farm	8,764	15,535	(43.6)%
Olympic tree farm	20,332	12,679	60.4%
Total	36,477	71,165	(48.7)%

The increase at the Olympic tree farm is a result of increases in available timber and improved demand in this region.

The decrease at the Inland tree farm is due to the sale of this tree farm, in two separate transactions, in the first and second quarters of 2002.

The decrease at the Hamilton tree farm is primarily due to the impact of snow related production delays in the first quarter of 2002 compared to the first quarter of 2001 and decreased stumpage sale activity in the 2002 period.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $1.9 million, or 0.7% of sales, in the first six months of 2002, compared to $1.2 million, or 0.4% of sales, for the first six months of 2001.  The average realization for export logs decreased 10.3% to $494/MBF in the first six months of 2002 compared to $551/MBF in the first six months of 2001.  Sales volumes of export logs increased 76.2% to 3.9 MMBF in the first six months of 2002 compared to 2.2 MMBF in the first six months of 2001.   The increase in volume is primarily due to increased shipments from our Hamilton tree farm as a result of an increase in demand for Korean sort logs. The decrease in realization is primarily a result of a change in mix to lower grade Korean sort logs during the first six months of 2002 compared to the first six months of 2001.

Property Sales

Except for the disposition of the Inland South and Inland North tree farms, we did not have any property sales in the first six months of 2002.  This level compares to revenue and operating income from property sales in the first six months of 2001 of $12.5 million and $9.2 million, respectively.   We do not anticipate any property sales in the third quarter of 2002.

Manufacturing

External segment sales, excluding sales of lumber products through the wholesale marketing segment, decreased $21.5 million, or 29.7%, to $51.1 million, or 19.9% of sales, in the first six months of 2002 from $72.6 million, or 23.8% of sales, in the first six months of 2001.  The decreased revenues reflect a 28.7% decrease in external lumber sales volume, a 39.2% decline in chip revenue and a 2.0% decrease in average external lumber sales realizations.  The decrease in external sales volume is primarily due to the sale and/or closure of three sawmills during the third quarter of 2001, offset in part by increases in production at our Gilchrist, Oregon and Washington sawmills.  The decrease in average sales realizations is due to changes in mix, offset in part by moderately improved market pricing on comparable species in the 2002 period compared to the 2001 period.

Operating income from manufacturing was $2.7 million in the first six months of 2002 compared to an operating loss of $0.7 million in the first six months of 2001.  The improved operating results are primarily a result of lower log costs, a significant decrease in segment overhead expense and the absence of the Bonners Ferry, Coeur d’Alene and Prineville sawmills from the manufacturing segment in the first six months of 2002 compared to the first six months 2001.  The lower log costs are a result of the absence of three sawmills that consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during the first six months 2002 compared to the first six months of 2001.

Average prices received for all lumber sales, excluding sales to the wholesale division, in the various regions were as follows:

	Six Months Ended June 30,
Region	2002	2001	% Change
Oregon	$295/MBF	$314/MBF	(6.1)%
Inland	—	$300/MBF	—
Washington	$289/MBF	$275/MBF	5.1%
Weighted average	$292/MBF	$298/MBF	(2.0)%

The lower average sales realizations from the Oregon region primarily reflect the absence of Prineville’s previous product output from the sales mix during the 2002 period compared to the 2001 period.

The improved realizations from the Washington region primarily reflect mix improvements at our Port Angeles sawmill.

Our Bonners Ferry and Coeur d’Alene sawmills, which were in the Inland region, were closed in the second half of 2001 and, therefore, there is no activity during the 2002 period from that region.

External lumber sales volumes decreased 28.7% in the first six months of 2002 to 151.9 MMBF compared to 213.0 MMBF in the first six months of 2001.  External sales volumes from the various regions were as follows (in MBF):

	Six Months Ended June 30,
Region	2002	2001	% Change
Oregon	88,166	81,775	7.8%
Inland	—	69,572	(100.0)%
Washington	63,710	61,640	3.4%
Total	151,876	212,987	(28.7)%

The increased volume from the Oregon region reflects improved operating efficiencies at our Gilchrist facility in the first six months of 2002 compared to the first six months of 2001, which more than offset the absence of the Prineville sawmill in the 2002 period.  In addition, in the second quarter of 2002, we began utilizing the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  Given the results we experienced in the second quarter of 2002, we plan to utilize the dry-end of the Prineville operation indefinitely.

Slightly increased volume from the Washington region reflects increased production at both our Washington region sawmills.  During the first quarter of 2002, a dry kiln roof at our Marysville sawmill was replaced and a new heat exchanger was installed at our Port Angeles sawmill.  These improvements contributed to the increased efficiency and production.

By-product revenues accounted for 2.0% of revenue in the first six months of 2002, compared to 2.7% of revenue in the first six months of 2001.  Residual wood chip prices decreased to $61 per bone dry unit (BDU) in the first six months of 2002 compared to $73/BDU in the first six months of 2001. The lower average realization reflects the impact of depressed pulp industry pricing and high levels of supply.  The lower volume reflects the absence of the Inland region and Prineville sawmills from the sales mix.  Excluding the effect of the Inland and Prineville sawmills, sales volume increased 22.2%, reflecting increased volume from all of our existing operations.

Wholesale Marketing

Our wholesale marketing segment involves sales of lumber and other wood products, most of which were not manufactured by us.  Sales from the wholesale segment decreased $9.9 million, or 5.2%, to $181.2 million, or 70.5% of sales, in the first six months of 2002 from $191.1 million, or 62.7% of sales, in the first six months of 2001.  Operating income from wholesale operations decreased 22.3% to $4.8 million in the first six months of 2002 from $6.2 million in the first six months of 2001.  The decrease in revenue reflects the impact of decreased lumber and panel prices, offset in part by increased volume at our Alliance Lumber and Desert Lumber operations.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 58.3% during the first six months of 2002 compared to the first six months of 2001, due primarily to the absence of three sawmills in the mix during the 2002 period.  Volume from comparable mills increased 5.6%, reflecting our successful efforts to increase internal sales of Gilchrist lumber output through our Cheshire Lumber operations.

The decline in operating profit is primarily a result of a significant proportionate increase in the Eugene wholesale operation revenues in the overall sales mix.  The Eugene operation typically produces a lower operating margin, compared to the other operations in this segment, given its business as a true wholesaling operation.  Lower selling, general and administrative costs helped to offset the decline in revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our only financial instruments with market risk exposure are our variable rate lines of bank credit.  At June 30, 2002, we had $148.8 million outstanding under our lines of credit with a weighted average interest rate of 5.51%.  A hypothetical 10 percent increase in interest rates to 6.06% would not have a material effect on our cash flows.

PART II - OTHER INFORMATION

Item 5.  Other Information

In July 2002, we announced that, effective August 1, 2002, Steven E. Dietrich, our Vice President of Finance for the past two and one half years, has been promoted to Senior Vice President, Chief Financial Officer and Treasurer.  Mr. Dietrich replaces Mr. Richard D. Snyder, who has resigned his position effective July 31, 2002 in order to pursue other opportunities.  Mr. Snyder will serve as a consultant to Crown Pacific for six months in order to assist Mr. Dietrich with the transition of responsibilities.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

We filed two reports on Form 8-K during the quarter ended June 30, 2002:

•                  Form 8-K dated April 1, 2002 and filed April 2, 2002 pursuant to Item 5. Other Events regarding the closing of the Inland South tree farm and the fact that the Partnership was in negotiations with its bank lenders to amend its debt agreements; and

•                  Form 8-K dated April 19, 2002 and filed April 29, 2002 pursuant to Item 5. Other Events regarding the amendment of the Partnership’s bank debt and senior note agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)