Form 10-Q
period 2002-09-30
CROWN PACIFIC PARTNERS L P
filed 2002-11-13
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at November 12, 2002)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended September 30,
	2002	2001

Revenues	$120,940	$163,926

Operating costs:
Cost of products sold	115,204	153,639
Loss on disposal of assets	1,174	—
Selling, general and administrative expenses	8,303	9,101

Operating (loss) income	(3,741)	1,186

Interest expense	12,482	15,294
Amortization of debt issuance costs	499	955
Other loss (income), net	22	(2,199)

Net loss	$(16,744)	$(12,864)

Net loss per unit	$(0.54)	$(0.42)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
		(as restated)
Revenues	$377,935	$468,903

Operating costs:
Cost of products sold	351,125	427,937
Gain on sale of assets held for sale	(7,449)	—
Loss on disposal of assets	1,174	—
Selling, general and administrative expenses	24,348	27,782

Operating income	8,737	13,184

Interest expense	39,703	46,821
Debt restructuring and redemption premium	14,133	—
Amortization of debt issuance costs	2,189	1,928
Other income, net	(433)	(2,490)

Net loss	$(46,855)	$(33,075)

Net loss per unit	$(1.52)	$(1.07)

Weighted average units outstanding	30,527,030	30,519,799

Note:         2001 amounts have been restated to reflect a change in accounting from the Last-in, First-out (LIFO) to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheet

(In thousands, except unit data)

(Unaudited)

	September 30, 2002	December 31, 2001
		(as restated)
Assets

Current assets:
Cash and cash equivalents	$2,324	$9,219
Restricted cash	15,337	—
Accounts receivable, net of allowances of $1,752 and $1,000	67,845	85,120
Notes receivable	4,094	7,194
Inventories	34,717	33,626
Deposits on timber cutting contracts	1,908	1,441
Prepaid and other current assets	4,432	3,177
Property held for sale	4,219	184,405

Total current assets	134,876	324,182
Property, plant and equipment, net of accumulated depreciation of $40,805 and $29,541	54,973	55,756
Timber, timberlands and roads, net	419,631	433,183
Goodwill	34,272	34,272
Other assets	6,181	8,970

Total assets	$649,933	$856,363

Liabilities and Partners' Capital

Current liabilities:
Notes payable	$22,000	$19,000
Accounts payable	16,594	31,557
Accrued expenses	12,133	12,708
Accrued interest	11,070	10,132
Current portion of long-term debt	25,345	174,064

Total current liabilities	87,142	247,461
Long-term debt	505,804	511,406
Other non-current liabilities	6,616	270
	599,562	759,137

Commitments and contingent liabilities

Partners' capital:
General partners	(784)	(315)
Limited partners (30,527,030 units outstanding at September 30, 2002 and December 31, 2001, respectively)	51,155	97,541
Total partners' capital	50,371	97,226

Total liabilities and partners' capital	$649,933	$856,363

Note:         2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2002	2001
		(as restated)
Cash flows from operating activities:
Net loss	$(46,855)	$(33,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	24,214	31,523
Redemption premium and write off of deferred charges	9,967	—
Deferred interest	2,030	—
Loss on purchase commitments	3,757	—
Gain on sale of property	(6,385)	(12,160)
Net change in current assets and current liabilities
Accounts and notes receivable	16,123	3,603
Inventories	(1,091)	15,371
Deposits on timber cutting contracts	(467)	1,154
Prepaid and other current assets	(2,604)	(1,468)
Accounts payable and accrued expenses	(15,021)	(9,516)
Net cash used by operating activities	(16,332)	(4,568)

Cash flows from investing activities:
Additions to timberlands	(5,254)	(7,701)
Additions to timber cutting rights	(476)	(201)
Additions to equipment	(2,812)	(8,582)
Proceeds from sales of property	186,180	24,610
Principal payments received on notes	3,237	2,088
Other investing activities	(15)	13
Net cash provided by investing activities	180,860	10,227

Cash flows from financing activities:
Net increase in short-term borrowings	3,000	4,000
Proceeds from issuance of long-term debt	156	29
Repayments of long-term debt	(154,477)	(3,680)
Contributions of capital	—	45
Change in restricted cash	(15,337)	—
Other financing activities	(4,765)	(48)
Net cash (used) provided by financing activities	(171,423)	346

Net (decrease) increase in cash and cash equivalents	(6,895)	6,005
Cash and cash equivalents at beginning of period	9,219	14,537

Cash and cash equivalents at end of period	$2,324	$20,542

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  This Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2001 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2002 and 2001 have been included.  All such adjustments are of a normal and recurring nature and all intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Net loss per unit was calculated using the weighted average number of common units outstanding divided into net loss, after adjusting for the General Partner interest.  The General Partner loss allocation was $(167,000) and $(129,000) for the three months ended September 30, 2002 and 2001, respectively, and $(469,000) and $(331,000) for the nine months ended September 30, 2002 and 2001, respectively.  There is no difference between basic and diluted earnings per unit.

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

Had the Partnership adopted this change in 2001, the effect of the accounting change on net loss as previously reported for the nine month period ended September 30, 2001 is as follows.  There was no effect on the three month period ended September 30, 2001.

Statement of Operations (in thousands, except per unit amounts)	Nine Months Ended September 30, 2001
Net loss as previously reported	$(32,666)
Adjustment for change in accounting principle	(409)
Net loss as adjusted	$(33,075)

Basic and diluted loss per share as previously reported	$(1.06)
Adjustment for change in accounting principle	(0.01)
Basic and diluted loss per share as adjusted	$(1.07)

Inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
		(as restated)
Lumber	$7,039	$5,749
Logs	3,140	1,809
Supplies	3,507	3,187
Manufacturing inventory	13,686	10,745
Wholesale products	21,031	22,881
Total	$34,717	$33,626

Note 3:  Credit Facility and Senior Note Agreement Amendments

On April 19, 2002, the Operating Partnership’s senior note agreements and bank credit facilities were amended.  The significant provisions of the amendments are as follows:

•                  The expiration dates of the Partnership’s bank working capital and bank acquisition facilities were extended to December 31, 2005.

•                  As a condition to the closing of the amendments, the Partnership was required to apply $10.0 million of the net proceeds from the sale of its Inland South tree farm to prepay outstanding amounts under the working capital facility, 50% of the remainder of such net proceeds (after deducting certain fees, expenses and escrow holdbacks) to prepay outstanding borrowings under the acquisition facility (approximately $54.7 million) and approximately 50% of the remainder of such net proceeds (after deducting certain fees, expenses and escrow holdbacks) to prepay outstanding principal of its senior notes (approximately $53.1 million). These three payments were made on April 19, 2002 (see Note 4).

•                  The Partnership was also required to apply 50% of the net proceeds from the sale of its Inland North tree farm, which closed on April 30, 2002 and generated net proceeds (after deducting certain fees, expenses and escrow holdbacks) of approximately $46.4 million, to prepay outstanding borrowings under the acquisition facility and 50% of the net proceeds to prepay outstanding principal of its senior notes. Immediately following the application of such net proceeds, the Partnership had $121.3 million borrowed under its acquisition facility and $409.6 million under the senior notes (see Note 4).  Approximately $17.9 million of debt reduction is expected in the fourth quarter of 2002 following the release of restricted cash from escrow on October 24, 2002 as a result of a timber verification cruise related to the Inland tree farm sales.  Upon release, these funds will be applied pro rata to prepay the senior notes and the acquisition facility.

•                  After the prepayments following the release of restricted cash, required principal payments of $5.0 million, $40.0 million and $30.0 million will be due on the acquisition facility on or before September 30, 2003, January 15, 2004 and June 30, 2005, respectively.  The aggregate commitment of the acquisition facility will be correspondingly and permanently reduced by such amounts at the times of such payments.

•                  Within 30 days following each September 30 and March 31, through September 30, 2005, the Partnership is required to make principal payments on the acquisition facility and the senior notes in an aggregate amount equal to 75% of the excess of actual cash flow over forecasted cash flow for the previous two-quarter period.

•                  Upon the sale of an asset, the Partnership is required to make mandatory, pro rata principal payments on the senior notes and the acquisition facility so that they are repaid in the same proportions of outstanding principal amount (except that the Partnership may, at its option, use cash proceeds of permitted equity financings to repay principal under the acquisition facility or the senior notes without making a corresponding payment on the other).

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

•                  The Partnership has agreed to pay interest on the senior notes (including on principal, deferred interest and deferred redemption premiums) of an additional 100 basis points, or 1.0%.  The Partnership may, at its option, defer until December 31, 2005, payment of this additional interest (except accrued interest on prepaid principal, which must be paid at the time of prepayment).  As of September 30, 2002, the Partnership had deferred interest of $2.0 million.

•                  Except in certain circumstances, redemption premiums will be due in connection with principal payments made on the senior notes.  The Partnership has the option to defer payment of such redemption premiums until December 31, 2005, or, for redemption premiums due prior to December 31, 2004, to pay such premiums in common units of the Partnership if specified up front at time of redemption.  In conjunction with principal repayments associated with proceeds from the Inland tree farm sales, the Partnership deferred $4.5 million in redemption premiums.  If the Partnership has an investment grade rating as described in the immediately preceding paragraph, no additional redemption premiums will be due on any principal payments made on December 31, 2005 on senior notes that are put to the Partnership by the senior note holders.

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

•                  Further amendment of the Operating Partnership’s working capital facility, acquisition facility and senior notes will require the written consent of banks holding at least 66-2/3% of the aggregate unpaid principal amount of the acquisition facility loans and the written consent of holders of at least 55% of the aggregate outstanding principal amount of each series of senior notes.

•                  In exchange for these senior note and bank facility amendments, the Partnership granted to the banks and the note holders, as collateral for the obligations, a security interest in the Partnership’s timberland assets and substantially all of its sawmill assets.

The Partnership accounted for its April 2002 debt restructuring according to criteria outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  The restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank debt was deemed a modification of existing debt.  Accordingly, with respect to the senior notes, all previously deferred financing costs and fees paid to the note holders for the debt restructuring were expensed.  Fees incurred with third parties for purposes of restructuring the senior notes were capitalized.   Fees paid to the banks and incurred with third parties as a result of restructuring the acquisition facility were capitalized.  As a result, the Partnership expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses.  The Partnership had a balance of deferred fees and expenses of approximately $5.4 million at September 30, 2002 that are being amortized through December 31, 2005.

The Partnership was in compliance with all of the debt covenants at September 30, 2002.

Note 4: Property Sales

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm to Patriot Investments, LLC for proceeds of approximately $132.2 million, which were used to pay down outstanding debt as discussed in Note 3 and Item 2.  The Partnership recognized a gain on this sale of approximately $6.0 million.

The Partnership closed the sale of its Inland North tree farm to Patriot Investments, LLC on April 30, 2002. The proceeds, net of certain fees, expenses and escrow hold-backs, of approximately $46.4 million, were also used to pay down outstanding debt as discussed in Note 3 and Item 2.  The Partnership recognized a gain of approximately $1.4 million on this sale.

See also Note 12.

Note 5: Timber, Timberlands and Roads

In the first quarter of each year, the Partnership performs an update of its timber inventory system.  The update in 2002 resulted in a net decrease in depletion costs for the first nine months of 2002 of approximately $0.3 million, or $0.1 per unit, and a net increase in depletion costs for the first nine months of 2001 of approximately $0.6 million, or $0.02 per unit, with no impact on cash flow.

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

Had SFAS No. 142 been adopted in the first quarter of 2001, it would have resulted in $0.2 million, or $0.01 per unit and $0.7 million, or $0.02 per unit, respectively, in additional earnings, with no impact on cash flow, for the three and nine month periods ended September 30, 2001.

Note 7: Property, Plant and Equipment

In the third quarter of 2002, the Partnership recorded a $1.2 million write-off of obsolete and retired assets.

Note 8: Loss on Advance Purchase Commitments

In the third quarter of 2002, the Partnership recognized a loss on purchase commitments with the U.S. Forest Service and private timber deeds of $3.8 million, which represents the estimated probable loss to be recognized on these contracts through 2003, the completion date, or the estimated harvest dates, for these contracts.  The Partnership entered into these contracts several years ago to ensure adequate raw material supply for its Gilchrist and Prineville sawmills.  Both market demand and pricing for the lumber output from these commitments have declined significantly since the commitments were made.

Note 9: Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine months ended September 30,
	2002	2001
Cash paid during the period for interest	$36,817	$44,199
Business assets acquired with Partnership units	—	1,000
Note received for sale of property	—	1,500

Note 10: Segment Reporting

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

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2002	2001	2002	2001
Timberlands:
Trade	$8,226	$16,792	$28,055	$57,539
Intersegment	10,934	21,873	31,114	70,634
	19,160	38,665	59,169	128,173
Manufacturing:
Trade	26,332	41,409	77,392	113,990
Intersegment	1,026	4,328	3,224	11,667
	27,358	45,737	80,616	125,657
Wholesale Marketing:
Trade	83,916	105,458	265,119	296,597
Intersegment	2,465	6,731	12,938	20,705
	86,381	112,189	278,057	317,302
Corporate and Other:
Trade	2,466	267	7,369	777
Intersegment	114	(156)	309	395
	2,580	111	7,678	1,172
Total:
Total Revenue	135,479	196,702	425,520	572,304
Less Intersegment	(14,539)	(32,776)	(47,585)	(103,401)
Net Revenue	$120,940	$163,926	$377,935	$468,903

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss)	2002	2001	2002	2001
Timberlands	$1,188	$1,980	$4,071	$15,304
Manufacturing	(4,870)	(1,053)	(2,194)	(1,795)
Wholesale	3,006	3,322	7,826	9,527
Corporate and Other	(3,065)	(3,063)	(966)	(9,852)
Operating Income (Loss)	(3,741)	1,186	8,737	13,184
Interest Expense	(12,482)	(15,294)	(39,703)	(46,821)
Other	(521)	1,244	(15,889)	562
Net Loss	$(16,744)	$(12,864)	$(46,855)	$(33,075)

Note 11: New Accounting Pronouncements

Refer to Item 2 for a discussion of all new accounting pronouncements affecting the Partnership.

Note 12: Subsequent Event

The Partnership received $17.9 million released from escrow on October 24, 2002 as a result of a timber verification cruise.  These proceeds were used to pay down outstanding debt as discussed in Note 3 and Item 2.  At September 30, 2002, $15.3 million was recorded as restricted cash on the balance sheet related to such amount held in escrow.

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

Forward-Looking Statements

Information contained in Item 2 and other sections of this report include forward-looking statements including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate.  These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels, timing and amounts received for stumpage, property and asset sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, and the substantial capital resources required to supply our operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where our products are sold, including Southeast Asia and Japan.  Other risk factors include our ability to implement our business strategy and the value of the U.S. dollar against foreign currencies.  These and other risks are described in our other current filings under the Securities Exchange Act of 1934 and the Securities Act of 1933, which are available from us or the United States Securities and Exchange Commission at its website at “www.sec.gov” or from us.

Financial Condition

Cash necessary to enable us to satisfy our operating requirements, interest and principal payments on indebtedness and to pay for capital expenditures is significant.

Cash used by operating activities was $16.3 million in the first nine months of 2002 and resulted primarily from a net loss of $13.3 million (net of non-cash expenses and gain on sale of property of $33.6 million), an increase in prepaid and other current assets of $2.6 million and a decrease in accounts payable and accrued expenses of $15.0 million, which were offset in part by a $16.1 million decrease in accounts and notes receivable.  Working capital decreased to $47.7 million at September 30, 2002 compared to $76.7 million at December 31, 2001.

Net cash provided by investing activities of $180.9 million resulted primarily from $186.2 million of proceeds from the sale of our Inland North and Inland South tree farms and the collection of $3.2 million of notes receivable, which were offset in part by the use of $5.7 million for additions to timberlands and timber cutting rights and $2.8 million used for additions to equipment.

Net cash used by financing activities of $171.4 million resulted primarily from the pay-down of $154.5 million of long-term debt from cash proceeds from the sales of our Inland North and South tree farms, $15.3 million of proceeds received from the Inland tree farm sales being held in an escrow account as restricted cash and $4.7 million of deferred finance fees incurred in our debt restructuring, offset by a $3.0 million net increase in short-term borrowings.

Additions to plant and equipment totaled $2.8 million in the first nine months of 2002, primarily for improvements at our Marysville, Gilchrist and Port Angeles sawmills and rolling stock for the Alliance and Desert contractor service yard operations.  Additions to timber and timberland purchases totaled $5.7 million in the first nine months of 2002 and consisted primarily of road construction, reforestation and the purchase of timber.  We anticipate spending less than $10.0 million in 2002 for timber and timberland additions and plant and equipment combined.  The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, current funds or bank borrowings.

As amended in April 2002, we have a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As required by the April 2002 amendments, $10.0 million of the Inland South tree farm proceeds were applied to pay down outstanding principal on this facility and, as of September 30, 2002, $22.0 million was outstanding under this facility.  The weighted average interest rate on this facility as of September 30, 2002 was 5.52%.  We are currently in discussions with a lending institution in order to secure a $55.0 million working capital line of credit, which would replace this existing $40.0 million working capital line.  At this time, we cannot predict if or when a new line of credit will be obtained.

As amended in April 2002, we also had a $199.3 million facility with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. This facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005.  As required in the April 2002 amendment, $78.0 million of the Inland South and North tree farm sales proceeds were applied to pay down outstanding principal on this facility and, as of September 30, 2002, $121.3 million was outstanding.   Principal payments of $5.0 million, $40.0 million and $30.0 million are due on this facility in September 2003, January 2004 and June 2005, respectively.  Principal payments on this facility cannot be re-borrowed.  The weighted average interest rate on this facility as of September 30, 2002 was 5.47%.

We sought and received the April 2002 bank facility amendments to obtain relief from restrictive covenants and upcoming debt maturities during a period of time when operating cash flows continue to be negatively impacted by weak log and lumber prices and our decision to preserve our timber assets until pricing for logs and lumber improves.  In connection with these amendments, we paid the banks a fee of $0.7 million, which was funded by the Inland South tree farm proceeds.  See Note 3 for more information about the amendments.

Our 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are now also secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018.  Pursuant to the April 2002 amendments, the notes also accrue an additional 100 basis points of interest through December 31, 2005, which may be deferred until that date or paid earlier, at the option of the Partnership.  As amended in April 2002, we were required to apply $76.4 million of the Inland South and North tree farm sale proceeds to pay down principal outstanding on these notes and, as of September 30, 2002, there was $409.6 million outstanding.  The April 2002 amendment allows us to defer principal payments previously due on December 1, 2002, 2003, 2004 and 2005, until December 31, 2005.  In addition, we are also required to make mandatory principal payments, on a pro rata basis, with our existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  Also, we may be required to pay the entire outstanding principal balance, plus accrued interest and redemption premiums, of the senior notes on December 31, 2005 if our credit ratings are below investment grade.  If our credit ratings are investment grade on July 1,

2005, the note holders have the right to put to us some or all of their outstanding notes (without any associated redemption charges) on December 31, 2005 after giving notice to us on August 1, 2005.  Additionally, we paid the senior note holders an amendment fee of $2.0 million, which was funded by the Inland South tree farm sale proceeds.

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

We accounted for the April 2002 debt restructuring in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  Accordingly, the restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank debt was deemed a modification of existing debt.  Pursuant to the respective accounting rules, we expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses.  We have a balance of deferred fees and expenses of $5.4 million at September 30, 2002 that are being amortized through December 31, 2005 (see Note 3).

As so amended, we believe we will be able to remain in compliance with all current terms and covenants of our bank facility and senior note agreements.

As of September 30, 2002, $25.3 million of debt is classified as current.  Restricted cash of $15.3 million, held in escrow, will be applied to this current portion of long-term debt in the fourth quarter of 2002 (see Note 4).  On October 24, 2002, the Partnership received the $15.3 million of restricted cash plus an additional $2.6 million, all of which was applied against long-term debt.

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

As of September 30, 2002, we were in compliance with all of our bank agreement and senior note covenants.

We expect to receive between $4.0 and $4.5 million in proceeds related to the sale of our Coeur d’Alene assets (former mill site land), which we expect will close in December 2002, which will be used for repayment of short-term debt.

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

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  However, a company has six months from the date of adoption to complete the first step.  The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of 2002.  We completed the first step during the quarter ended June 30, 2002 and have determined, at this time, there is no impairment.  In connection with the adoption of SFAS 142, we are no longer recording $0.9 million of amortization expense per year relating to existing goodwill.

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

In May 2002, the FASB issued SFAS 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  We have adopted the provisions of SFAS 145, which did not have a material effect on our financial position, results of operations or cash flows.

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

Results of Operations

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

General

Revenues during the third quarter ended September 30, 2002 decreased $43.0 million, or 26.2%, to $120.9 million, from $163.9 million in the same quarter of 2001.  The decrease reflects the ongoing impact of weak lumber and panel pricing, lower fee timber harvest and the absence of normal-course property sales during the current period, as well as the sale or closure of three of our sawmills in the latter part of 2001.

In July 2002, Canada received a favorable ruling regarding the Department of Commerce’s preliminary determination in the countervailing duty case.  However, these preliminary duties have already been eliminated, and this ruling does not affect the 27.2% duty currently in place on Canadian lumber shipments to the U.S.  Canada has filed an appeal regarding the final duties, but a final ruling is not expected until the second quarter of 2003.  We do not expect this current ruling to have an effect on our revenue.

Cost of sales as a percentage of sales increased to 95.3% in the third quarter of 2002, compared to 93.7% in the same quarter of 2001.  Included in cost of sales in the third quarter of 2002 is a $3.8 million charge for estimated losses on timber purchase contracts expiring or expected to be harvested in 2003.  Exclusive of the $3.8 million charge, cost of sales as a percentage of sales for the third quarter of 2002 would have been 92.2%.   This decrease reflects a 7.2% proportionate decrease in wholesale trading revenues, which typically realize lower margins, as a percentage of our current period sales mix, as well as lower log costs at the Oregon and Washington sawmills.

Loss on disposal of assets in the third quarter of 2002 of $1.2 million reflects the write-off of obsolete or retired assets.

Selling, general and administrative expenses (“SG&A”) decreased 8.8% to $8.3 million (6.9% of revenues) in the third quarter of 2002, compared to $9.1 million (5.6% of revenues) in the third quarter of 2001. The decrease was primarily a result of lower salaries and wages, lower depreciation due to fewer mills, the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002 and other cost reductions implemented throughout the Partnership in late 2001.  These reductions were offset in part by a $387,000 increase to our allowance for bad debts.

Interest expense decreased $2.8 million, or 18.4%, to $12.5 million in the third quarter of 2002, from $15.3 million in the same quarter of 2001.  The decrease was a result of lower average debt balances in the third quarter of 2002 compared to the third quarter of 2001, partially offset by higher interest rates.

Amortization of debt issuance costs decreased to $499,000 in the third quarter of 2002 from $955,000 in the third quarter of 2001.  Amortization of debt issuance costs in the third quarter of 2001 includes $578,000 of fees, which totaled approximately $1.1 million, for amendments made to the Partnership’s working capital bank facilities in April 2001.

Other income typically includes interest income on notes receivable, rental income and other miscellaneous income. Other income in the third quarter of 2001 also included a net gain of $2.4 million on the sale of assets.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external segment sales, including property sales and stumpage sales, decreased 51.0% to $8.2 million, or 6.8% of revenue in the third quarter of 2002, compared to $16.8 million, or 10.2% of revenue in the third quarter of 2001.  The decrease in external segment sales reflects the sale of our Inland tree farm, the absence of stumpage sale activity at our Oregon tree farm, a decline in log shipments from comparable tree farms and lower fee harvest activity, which reflects our strategy to reduce production to more sustainable levels, particularly during periods of low market pricing.

Internal sales of logs to manufacturing decreased 50.0% to $10.9 million in the third quarter of 2002 from $21.9 million in the third quarter of 2001.  The decrease primarily reflects the absence of three of our sawmills from the production mix during the third quarter of 2002 as well as lower production at our Oregon tree farm compared to the third quarter of 2001.

Overall operating income from timberlands, including property sales, decreased 40.0% to $1.2 million in the third quarter of 2002 from $2.0 million in the third quarter of 2001, primarily as a result of $546,000 of property sales gains included in the third quarter of 2001 compared to none in the third quarter of 2002.   Without the property sales gains in the third quarter of 2001, operating income decreased $0.2 million in the third quarter of 2002 compared to the third quarter of 2001 due to the lower revenues as discussed above, offset in part by a 43.5% decrease in segment overhead expense.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Quarter Ended September 30,
Tree Farm	2002	2001	% Change
Oregon	—	$250	—
Inland	$404	$451	(10.4)%
Hamilton	$455	$422	7.8%
Olympic	$400	$363	10.2%
Weighted average	$433	$416	4.1%

Increases at the Hamilton and Olympic tree farms were due to mix changes and higher market pricing for both Hemlock and Cedar logs.

All of the production from our Oregon tree farm is currently being utilized at our Gilchrist facility.

Domestic external log sales volumes from the various tree farms, excluding pulpwood, decreased 59.1% in the third quarter of 2002 to 12.4 million board feet (“MMBF”), compared to 30.4 MMBF in the same quarter of 2001, primarily as a result of a planned reduction in fee harvest levels, increased internal log shipments from existing tree farms as a percent of total fee harvest and the absence of our Inland tree farm in the third quarter of 2002 compared to the third quarter of 2001.  The external volume from each of our tree farms was as follows (in MBF):

	Quarter Ended September 30,
Tree Farm	2002	2001	% Change
Oregon tree farm	—	4	—
Inland tree farm	490	9,589	(94.9)%
Hamilton tree farm	7,425	13,253	(44.0)%
Olympic tree farm	4,521	7,565	(40.2)%
Total	12,436	30,411	(59.1)%

The decrease at the Hamilton and Olympic tree farms was primarily a result of an increase in logs used internally and an overall decrease in fee harvest levels.

All of the production from our Oregon tree farm is currently being utilized at our Gilchrist facility.

We sold a portion of our Inland tree farm on March 29, 2002 (Inland South) and sold the final portion of our Inland tree farm on April 30, 2002 (Inland North).  Therefore, the only volume from our Inland tree farm during the third quarter of 2002 derived from an ongoing timber sale, which was not sold with the tree farm.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $1.1 million, or 0.9% of revenues, in the third quarter of 2002, compared to $229,000, or 0.1% of revenues, for the same quarter of 2001.  The average realization for export logs decreased 18.4% to $537/MBF in the third quarter of 2002 compared to $658/MBF in the third quarter of 2001.  Sales volumes of export logs increased 497.1% to 2,078 MBF in the third quarter of 2002 compared to 348 MBF in the third quarter of 2001.  The increase in volume is primarily due to increased shipments for Korean sort logs.  The decrease in realization is primarily a result of a change in species and quality mix during the third quarter of 2002 compared to the same period in 2001.

Property Sales

We did not have any property sales in the third quarter of 2002.  This compares to revenue and operating income from property sales in the third quarter of 2001 of $1.0 million and $546,000, respectively.  We do not expect any property sales during the fourth quarter of 2002.

Manufacturing

Segment sales, excluding sales of lumber products through the wholesale marketing segment, were $26.3 million, or 21.8% of sales in the third quarter of 2002, compared to $41.4 million, or 25.3% of sales in the same quarter of 2001.  The reduced revenues reflect a 32.4% decrease in external lumber sales volume, a 43.2% decline in chip revenue and a 10.0% decrease in average external lumber sales realizations.

The operating loss from the manufacturing segment was $4.9 million in the third quarter of 2002 compared to $1.1 million in the third quarter of 2001.  The loss in the third quarter of 2002 included a $3.8 million charge for estimated operating losses on timber purchase commitments through 2003 and a $1.2 million charge for the write-off of retired assets.  Exclusive of the $3.8 million and $1.2 million charges, operating income would have been $0.1 million.  Declines in revenue and average sales realizations and a 15% increase in per unit manufacturing costs were partially offset by a 23.1% decrease in unit log costs and a 23.6% decrease in overhead expense.  These comparisons include the Bonners Ferry, Coeur d’Alene and Prineville sawmills in the third quarter of 2001, which were absent from our manufacturing segment in the third quarter of 2002.  The lower log costs resulted from the absence of these three sawmills, which consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during the third quarter of 2002 compared to the third quarter of 2001.

Average prices received for all lumber sales, in the various regions were as follows (dollars per MBF):

	Quarter Ended September 30,
Region	2002	2001	% Change
Oregon	$295	$326	(9.5)%
Inland	—	$323	—
Washington	$267	$290	(7.9)%
Weighted average	$282	$315	(10.5)%

The lower realization from the Oregon region in the third quarter of 2002 compared to the third quarter of 2001 primarily reflects the absence of the Prineville mill’s previous product output from the sales mix.

The decrease from the Washington region in the third quarter of 2002 compared to the third quarter of 2001 was due to changes in species mix and weak overall lumber market pricing.

The Inland region ceased production at the end of 2001 with the sale of the Bonners Ferry mill in September 2001 and the closure of our Coeur d’Alene sawmill in preparation for the sale of our Inland tree farm in the first and second quarters of 2002.

External lumber sales volumes decreased 32.4% in the third quarter of 2002 to 79.0 MMBF compared to 116.8 MMBF in the same period of 2001.  External sales volumes from the various regions were as follows (in MBF):

	Quarter Ended September 30,
Region	2002	2001	% Change
Oregon	42,381	46,273	(8.4)%
Inland	—	36,412	—
Washington	36,593	34,125	7.2%
Total	78,974	116,810	(32.4)%

The decrease in volume from the Oregon region reflects the absence of our Prineville sawmill in 2002, offset by improved operating efficiencies at our Gilchrist facility in the third quarter of 2002 compared to the third quarter of 2001.  During the second quarter of 2002, we began using the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  This has enhanced the overall realization at our Gilchrist facility and, therefore, we plan to continue to utilize the dry-end of the Prineville operation indefinitely.

The increase in shipments from the Washington region reflects increased production at both Washington sawmills.

Revenues from all by-products accounted for 2.0% of revenue in the third quarter of 2002, compared to 2.7% of revenue in the third quarter of 2001.  Residual wood chip prices decreased to $59 per bone dry unit (“BDU”) in the third quarter of 2002 compared to $72/BDU in the third quarter of 2001.  The 18.1% lower average realization reflects the impact of continued weakness and high chip supplies in the pulp industry.  Woodchip volume decreased 30.6% to 34,699 BDUs in the third quarter of 2002 compared to 49,996 BDUs in the third quarter of 2001, primarily reflecting the absence of our Inland and Prineville lumber operations.

Wholesale Marketing

Our wholesale marketing segment involves sales of lumber and other wood products, most of which were not manufactured by us.  External sales from the wholesale operations totaled $83.9 million, or 69.4% of sales in the third quarter of 2002, compared to $105.5 million, or 64.3% of sales in the third quarter of 2001.  The decrease in revenue reflects lower sales volume from our Eugene wholesale operation as well as lower lumber and panel prices at all of our operations.  The decrease in volume from our Eugene operation was primarily the result of a canceled sales contract with an Oregon lumber producer, as part of our reorganization of the Eugene operation described below.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 80.8% during the third quarter of 2002 compared to the third quarter of 2001, due primarily to the absence of three sawmills during the 2002 period.  Volume from comparable mills increased 2.3%, reflecting the Partnership’s efforts to increase internal sales of lumber output through the wholesale marketing operation.

Operating income from wholesale operations decreased 9.5% to $3.0 million in the third quarter of 2002 from $3.3 million in the third quarter of 2001. The decline in operating income was primarily a result of lower overall revenues at our Eugene and Alliance operations and an overall increase in selling, general and administrative expense.  These factors more than offset an increase in the gross profit margin to 3.5% in the third quarter of 2002 from 3.1% in the third quarter of 2001.

During the second quarter of 2002, we reorganized our Eugene operation.  Headcount was reduced, the trading function was moved to a new, smaller location, a long-standing sales and financial accommodation agreement with a regional lumber producer was terminated, and the on-going operations were refocused to higher margin trading opportunities.  We expect the operating results of this division to improve as a result of these actions.

During the third quarter of 2002, our Desert Lumber operation obtained the necessary license enabling it to commence operations in the sale and installation of insulation products offered to professional builders.

Results of Operations

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

General

Revenues during the nine months ended September 30, 2002 decreased 19.4% to $377.9 million, from $468.9 million in the same period of 2001.  The decrease reflects the ongoing impact of soft lumber, panel and log pricing and reduced fee harvest activity, as well as the sale or closure of three of our sawmills in the latter part of 2001 and the absence of normal-course property sales during the current period.

Cost of sales as a percentage of sales increased to 92.9% in the first nine months of 2002, compared to 91.3% in the same period of 2001.  Included in cost of sales in the third quarter of 2002 is a $3.8 million charge for estimated losses on timber purchase contracts expiring or expected to be harvested in 2003.  Exclusive of the $3.8 million charge, cost of sales as a percentage of sales for the first nine months of 2002 would have been 91.9%.

Gain on sale of assets held for sale of $7.4 million in the first nine months of 2002 represents the recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively.

Loss on disposal of assets in the first nine months of 2002 of $1.2 million reflects the write-off of obsolete or retired assets.

Selling, general and administrative expenses decreased 12.4% to $24.3 million (6.4% of revenues) in the first nine months of 2002, from $27.8 million (5.9% of revenues) in the same period of 2001.  The decrease is primarily a result of lower salaries and wages and the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002.  The lower salaries and wages reflect the sale and/or closure of three sawmills during the latter part of 2001 and other cost reductions implemented throughout the Partnership in late 2001.  These reductions were offset in part by a $387,000 increase to our allowance for bad debts.

Interest expense decreased 15.2% to $39.7 million in the first nine months of 2002, from $46.8 million in the first nine months of 2001.  The decrease is a result of lower average debt balances in the first nine months of 2002 compared to the first nine months of 2001 as a result of the application of the sales proceeds from the sale of the Inland properties, partially offset by higher interest rates.

Debt restructuring and redemption premium of $14.1 million in the first nine months of 2002 relates to our debt restructuring in April 2002.  Of the $14.1 million expense, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).   In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium incurred in April 2002.

Amortization of debt issuance costs increased $261,000 to $2.2 million in the first nine months of 2002 compared to $1.9 million in the first nine months of 2001.  The increase is due primarily to $4.2 million of debt issuance costs incurred as a result of our November 2001 bank facility amendment, which resulted in increased amortization expense during the first three months of 2002.  As a result of the debt restructuring in April 2002, previously deferred fees of $5.5 million related to the senior notes were expensed and the amortization period for remaining deferred fees was prospectively extended until December 2005, resulting in lower amortization expense for the second and third quarters of 2002 as compared to the first quarter of 2002.  Amortization of debt issuance costs for the nine months ended September 30, 2001 includes $1.1 million of fees for an amendment made to the Partnership’s working capital bank facilities in April 2001.  As of September 30, 2002, we had a total of $5.4 million of unamortized debt issuance costs, which will be amortized through December 31, 2005.

Other income, net typically includes interest income on notes receivable, rental income and other miscellaneous income.  For the nine months ended September 30, 2001, other income includes a net gain of $2.4 million on the sale of assets.

The Partnership pays no significant income taxes and does not include a provision for income taxes in its financial statements.

Timberlands

Total external segment sales, including property sales and stumpage sales, decreased 51.2% to $28.1 million, or 7.4% of revenue in the first nine months of 2002, compared to $57.5 million, or 12.3% of revenue in the first nine months of 2001.  The decrease in external segment sales reflects a 51.8% decrease in log shipments, which was influenced by significantly lower stumpage sale activity and weather related production delays on the Hamilton tree farm and the absence of any property sales in the first nine months of 2002, as well as the sale of our Inland North and Inland South tree farms.  The lower stumpage sales and fee harvest activity reflect our on-going strategy to focus our current fee timber production primarily for internal use while prices are soft.   The Inland South and Inland North sale gains were included in the corporate and other segment results.

Internal sales of logs to manufacturing decreased 55.9% to $31.1 million in the first nine months of 2002 from $70.6 million in the first nine months of 2001.  The decrease primarily reflects the absence of three sawmills from the production mix during the 2002 period compared to the 2001 period.

Overall operating income from timberlands, including property sales, decreased 73.4% to $4.1 million in the first nine months of 2002 from $15.3 million in the first nine months of 2001, primarily as a result of $9.7 million of property gains included in the first nine months of 2001 compared to none in the first nine months of 2002.  In addition, sales volume decreased 51.8% in the first nine months of 2002 compared to the first nine months of 2001.  These declines were partially offset by a 30.5% increase in average sales realizations and a 33.0% decrease in segment overhead expense.  The decrease in sales volume is primarily due to the sale of our Inland tree farm and the utilization of a majority of the volume from our Oregon tree farm for internal use at our Gilchrist sawmill.  The increase in average sales realizations is primarily due to the effect of slightly higher lumber prices on domestic log markets and a significant decrease in stumpage sales during the first nine months of 2002 compared to the first nine months of 2001.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per MBF):

	Nine Months Ended September 30,
Tree Farm	2002	2001	% Change
Oregon	—	$157	—
Inland	$515	$428	20.3%
Hamilton	$470	$441	6.6%
Olympic	$381	$373	2.1%
Weighted average	$432	$331	30.5%

Increases at the Inland, Hamilton and Olympic tree farms were due to the effect that slightly higher lumber prices had on domestic log markets as well as the fact that there were significantly less stumpage sales in the first nine months of 2002 compared to the first nine months of 2001.

All of the logs from the Oregon tree farm in 2002 have been utilized by our Gilchrist sawmill.

Domestic external log sales volumes from the various tree farms decreased51.8% in the first nine months of 2002 to 48.9 MMBF, compared to 101.5 MMBF in the first nine months of 2001, primarily as a result of significantly lower stumpage sales, the sale of our Inland tree farm, lower Hamilton fee harvest activity and the lack of external sales from our Oregon tree farm.

The external volume from each of our tree farms was as follows (in MBF):

	Nine Months Ended September 30,
Tree Farm	2002	2001	% Change
Oregon tree farm	—	33,159	—
Inland tree farm	7,863	19,349	(59.4)%
Hamilton tree farm	16,189	28,788	(43.8)%
Olympic tree farm	24,853	20,244	22.8%
Total	48,905	101,540	(51.8)%

The increase at the Olympic tree farm was a result of advantageous harvest conditions in the first six months of 2002 and improved demand in this region.

The decrease at the Inland tree farm was due to the sale of this asset, in two separate transactions, in the first and second quarters of 2002.

The decrease at the Hamilton tree farm was primarily due to the impact of snow related production delays in the first quarter of 2002 compared to the first quarter of 2001 and decreased stumpage sale activity in the 2002 period.

All of the production from our Oregon tree farm is currently being utilized by our Gilchrist operation.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $3.0 million in the first nine months of 2002, compared to $1.4 million in the first nine months of 2001.  The average realization for export logs decreased 10.1% to $509/MBF in the first nine months of 2002 compared to $566/MBF in the first nine months of 2001.  Sales volumes of export logs increased 133.3% to 6.0 MMBF in the first nine months of 2002 compared to 2.6 MMBF in the first nine months of 2001.  The increase in volume is primarily due to increased shipments from our Hamilton tree farm as a result of an increase in demand for Korean sort logs. The decrease in realization is primarily a result of a change in mix to lower grade Korean sort logs during the first nine months of 2002 compared to the first nine months of 2001.

Property Sales

Except for the disposition of the Inland South and Inland North tree farms, we did not have any property sales in the first nine months of 2002.  This compares to revenue and operating income of $13.5 million and $9.7 million, respectively in the first nine months of 2001.  There are no property sales planned in the fourth quarter of 2002.

Manufacturing

External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, were $77.4 million, or 20.5% of sales in the first nine months of 2002, compared to $114.0 million, or 24.3% of sales in the first nine months of 2001.  The decreased revenues reflect a 30.0% decrease in external lumber sales volume, a 40.5% decline in chip revenue and a 4.5% decrease in average external lumber sales realizations.  The decrease in external sales volume is primarily due to the sale and/or closure of three sawmills during the third quarter of 2001, offset in part by slight increases in production at our Gilchrist, Oregon and Washington sawmills.  The decrease in average sales realizations is due to changes in mix, offset in part by moderately improved market pricing on comparable species in the 2002 period compared to the 2001 period.

Operating loss from the manufacturing segment increased to a loss of $2.2 million in the first nine months of 2002 from a loss of $1.8 million in the first nine months of 2001. The $2.2 million loss in the first nine months of 2002 includes a $3.8 million charge for estimated losses on timber purchase commitments through 2003 and a $1.2 million loss related to the write-off of retired equipment.  Exclusive of the $3.8 million and $1.2 million charges, we generated operating income of $2.7 million in the first nine months of 2002.   The improved operating results, exclusive of the $3.8 million and $1.2 million charges, are primarily a result of lower log costs and the absence of the Bonners Ferry, Coeur d’Alene and Prineville sawmills from the manufacturing segment in the first nine months of 2002 compared to the first nine months 2001.  The lower log costs are a result of the absence of three sawmills that consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during the first nine months 2002 compared to the first nine months of 2001.

Average prices received for all lumber sales in the various regions were as follows (dollars per MBF):

	Nine Months Ended September 30,
Region	2002	2001	% Change
Oregon	$295	$318	(7.2)%
Inland	—	$309	—
Washington	$280	$280	—
Weighted average	$288	$304	(5.3)%

The lower average sales realizations from the Oregon region primarily reflect the absence of Prineville’s previous product output from the sales mix during the 2002 period compared to the 2001 period.

Our Bonners Ferry and Coeur d’Alene sawmills, which were in the Inland region, were sold and closed in the second half of 2001, respectively, and, therefore, there is no activity during the 2002 period from that region.

External lumber sales volumes decreased 30.0% in the first nine months of 2002 to 230.9 MMBF compared to 329.8 MMBF in the same period of 2001.  External sales volumes from the various regions were as follows (in MBF):

	Nine Months Ended September 30,
Region	2002	2001	% Change
Oregon	130,547	128,048	2.0%
Inland	—	105,984	—
Washington	100,305	95,765	4.7%
Total	230,852	329,797	(30.0)%

The increased volume from the Oregon region reflects improved operating efficiencies at our Gilchrist facility in the first nine months of 2002 compared to the first nine months of 2001, which more than offset the absence of the Prineville sawmill in the 2002 period.  In addition, in the second quarter of 2002, we began utilizing the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  Given the results we experienced in the second quarter of 2002, we plan to utilize the dry-end of the Prineville operation indefinitely.

The increased volume from the Washington region reflects increased production at both our Washington region sawmills.  During the first quarter of 2002, a dry kiln roof at our Marysville sawmill was replaced and a new heat exchanger was installed at our Port Angeles sawmill.  These improvements contributed to the increased efficiency and production.

Revenues from all by-products accounted for 2.0% of revenue in the first nine months of 2002, compared to 2.8% of revenue in the first nine months of 2001.  Residual wood chip prices decreased to $60 per BDU in the first nine months of 2002 compared to $72 per BDU in the first nine months of 2001. The lower average realization reflects the impact of depressed pulp industry pricing as a result of high levels of supply.  Woodchip volume decreased 28.0% to 107,193 BDUs in the first nine months of 2002 compared to 148,896 BDUs in the first nine months of 2001.  The lower volume reflects the absence of the Inland region and Prineville sawmills from the sales mix.  Excluding the effect of the Inland and Prineville sawmills, sales volume increased 20.3%, reflecting increased volume from all of our existing operations.

Wholesale Marketing

Our wholesale marketing segment involves sales of lumber and other wood products, most of which were not manufactured by us.   Sales from the wholesale operations totaled $265.1 million, or 70.1% of sales in the first nine months of 2002, compared to $296.6 million, or 63.3% of sales in the first nine months of 2001.  Operating income from wholesale operations decreased 17.9% to $7.8 million in the first nine months of 2002 from $9.5 million in the first nine months of 2001.  The decrease in revenue reflects the impact of decreased volume from our Eugene operation and decreased lumber and panel prices, offset in part by increased sales volume at our Alliance Lumber and Desert Lumber operations.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 70.8% during the first nine months of 2002 compared to the first nine months of 2001, due primarily to the absence of three sawmills in the mix during the 2002 period.  Volume from comparable mills increased 16.3%, reflecting our successful efforts to increase internal sales of Gilchrist lumber output through our Cheshire Lumber operations.

The decline in operating profit is primarily a result of increased competition and low lumber and panel prices.  Lower selling, general and administrative costs helped to offset the impact of lower operating revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our only financial instruments with market risk exposure are our variable rate lines of bank credit.  At September 30, 2002, we had $143.3 million outstanding under our lines of credit with a weighted average interest rate of 5.47%.  A hypothetical 10 percent increase in interest rates to 6.02% would not have a material effect on our results of operations or cash flows.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  The estimated fair value of our long-term fixed interest rate debt at September 30, 2002 was $409.6 million, which is equal to its carrying value.  The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.  Fair values were determined from quoted market prices.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures.  Based on their review, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a)          The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

99.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Peter W. Stott, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Crown Pacific Partners, L.P.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Peter W. Stott
Peter W. Stott
Director, President and
Chief Executive Officer
Crown Pacific Partners, L.P.

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven E. Dietrich, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Crown Pacific Partners, L.P.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and
Chief Financial Officer
Crown Pacific Partners, L.P.