Form 10-K
period 2002-12-31
CROWN PACIFIC PARTNERS L P
filed 2003-03-31
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24976

CROWN PACIFIC PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	93-1161833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 SW Broadway Street, Suite 1500, Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-274-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Name of Each Exchange on Which Registered

Common Units, Representing Limited Partner Interests

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☒    No ☐

The aggregate market value of the voting units held by non-affiliates of the Registrant was $88,569,964, based upon the last sales price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2002, ($4.85) as reported by the New York Stock Exchange.

As of March 17, 2003, there were 30,527,030 common units outstanding.

Documents Incorporated by Reference

None.

CROWN PACIFIC PARTNERS, L.P.

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Crown Pacific Partners, L.P. (“Crown Pacific” or the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing, selling, trading and distribution of lumber and other wood products.

Crown Pacific Management Limited Partnership (the “Managing General Partner”) manages the businesses of the Partnership and the Operating Partnership.  The Managing General Partner owns a 0.99% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership.  Crown Pacific, Ltd. (“CPL”), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P. (the “Special General Partner”), and the Managing General Partner, comprise the General Partners of the Partnership (the “General Partners”).  The Special General Partner owns a 0.01% general partner interest and an 8.70% limited partnership interest in the Partnership.  All management decisions related to the Partnership are made by the Managing General Partner, but unitholders have voting rights for certain issues as described in the Partnership Agreement.

Where You Can Find More Information
We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can find most of our SEC filings.  In addition, you can inspect our reports and other information at the offices of the New York Stock Exchange at 20 Broad Street, New York, NY 10005.  We also make available free of charge on our website at www.crownpacificpartners.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 503-274-2300.

Business Strategy

From inception through early 2000, we pursued a plan of growth through strategic acquisitions of timberlands, conversion mills and other assets.  Given the severe downturn in the economy and forest products markets during the later part of 2000 and throughout 2001, we decided to pursue a strategy of preserving our timber assets until log and land prices improved, selectively disposing of certain assets.  In addition, we curtailed our acquisition program in 2001.  By the end of 2001, we had closed or sold our Bonners Ferry, Idaho, Coeur d’Alene, Idaho and Prineville, Oregon sawmills as part of our effort to reduce operating costs, improve cash flows and streamline operations.

During 2002, as prices in the forest products markets continued to deteriorate, we sold all of our Idaho timberlands (see “Dispositions” below) and reduced our outstanding debt, initiating the process of deleveraging the Partnership.  We currently have no operations in Idaho.

In 2003, our focus will be to recapitalize the Partnership.   Please read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Dispositions

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm to Patriot Investments, LLC for proceeds of approximately $132.2 million, which were used to pay down outstanding debt and related redemption premiums.  The Partnership recognized a gain on this sale of approximately $6.0 million, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

The Partnership closed the sale of its Inland North tree farm to Patriot Investments, LLC on April 30, 2002. The proceeds, net of certain fees, expenses and escrow hold-backs, of approximately $46.4 million, were also used to pay down outstanding debt and related redemption premiums.  The Partnership recognized a gain of approximately $1.4 million on this sale, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

The Partnership received $17.9 million released from escrow on October 24, 2002 as a result of a timber verification cruise of its Inland North and South tree farms, which resulted in an additional gain on the Inland North and South tree farm sales of $2.5 million, which is included in gain on sale of assets in the accompanying consolidated statement of operations.  These proceeds were also used to pay down outstanding debt and related redemption premiums.

We closed our Coeur d’Alene, Idaho sawmill in the fourth quarter of 2001.  In the third and fourth quarters of 2002, we sold the land and remaining assets at this facility resulting in no material effect on our statement of operations.

On September 28, 2001, we completed a strategic alliance with Louisiana-Pacific Corporation (“LP”).  The strategic alliance involved the sale of our Bonners Ferry, Idaho sawmill to LP, for net proceeds to us of approximately $8.0 million (including certain working capital accounts), the collection of receivables of approximately $9.7 million and the provision of a long-term log supply commitment from our 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  This long-term log supply commitment to LP was transferred along with the sale of our Inland tree farms in 2002. In addition, LP subleased the Bonners Ferry sawmill, which had been accounted for as an operating lease, the net present value of which was approximately $18.0 million at September 30, 2001.  We guaranteed the termination value of the sublease, which is currently estimated at $2.0 million.  Please read Note 16 to Consolidated Financial Statements.

Timberlands

We own or control in excess of 524,000 acres of timberland, which contain a total merchantable timber inventory of approximately 2.5 billion board feet, located in Oregon and Washington.

The following table summarizes the estimated volume and acreage of our timberlands and timber deeds:

Timberlands	Volume (MBF)	Acreage
Oregon Timberlands	767,040	295,982
Washington Timberlands	1,780,840	228,795
	2,547,880	524,777

Our timber holdings are primarily comprised of softwood species, including douglas-fir, hemlock, white fir, ponderosa pine, lodgepole pine, cedar and sugar pine, but also contain a significant volume of red alder.  Due to its long fiber, strength, flexibility and other characteristics, softwood species are primarily used for construction lumber and plywood.

The timberlands are considered healthy and vigorous and are stocked with a variety of age class stands.

Our substantial timber resources help reduce our reliance on third-party log sources to supply our manufacturing facilities, which we believe has given us a competitive advantage over lumber manufacturers without a supply of fee timber.  During 2002, 2001 and 2000, our timberlands provided the Oregon manufacturing facilities with 41%, 30% and 26%, respectively, and the Washington manufacturing facilities with 45%, 68% and 62%, respectively, of their log requirements.

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

Consistent with prudent forestry practices, we attempt to harvest any trees that are dead, dying, downed, diseased or deformed.  Prudent forestry practices also indicate that “thinning,” a process by which smaller trees are selectively removed from among larger trees or the number of trees of equal size on a tract is reduced, helps to increase the overall growth rate of the remaining stand of trees.  Commercial thinning is generally performed when the trees that are harvested produce merchantable timber, but pre-commercial thinning is also practiced on our timberlands.  Our commercial thinning activities typically begin when the average stand age reaches about 25 years.

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

Seasonality

The Partnership’s operations are affected by seasonality.  Harvesting of timber in higher elevations is generally more difficult in the winter months due to accumulated snow, which can restrict access.   In addition, timber harvesting can be adversely affected in the summer months when dry weather conditions increase fire danger.  The Partnership’s manufacturing operations can be seasonally affected by log supply restrictions, which may result from seasonal timber harvesting impacts.  The Partnership attempts to partially mitigate these seasonal effects through inventory management.  The Partnership’s trading and distribution segments can be affected by seasonality in the housing construction market, which generally experiences lower demand in the winter months.

Products and Competition

Approximately 52% of the timber harvested by us was utilized by our manufacturing facilities for the production of lumber during 2002.  The remaining timber, which was harvested primarily from the Washington timberlands, was sold in third party domestic and export log markets.  Our markets are highly competitive with respect to price, quality of products, distribution and other factors.  We expect our products to experience steady competition from engineered wood products and other substitute products.

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

We compete in the export log market with other U.S. companies, as well as those in Chile, New Zealand, Mexico, Russia and Scandinavia, many of whom have abundant timber resources.  Principal competitive factors in the export market are price, quality, size and species. Export log sales are affected by economic conditions, variations in inventory, both domestically and in the countries where such logs are sold, and by weather conditions.

Manufacturing

We produce an array of lumber products at our three converting mills, one located in Oregon and two located in Washington (see Item 2.  Properties).  Our Gilchrist, Oregon facility primarily produces dimension lumber and some industrial grade lumber products.  The dimension lumber products are considered a commodity and are sold to a wide number of regional and western states customers, primarily to home builders. The industrial lumber is primarily sold to remanufacturers who produce doors, windows and other specialty products.  Our Gilchrist, Oregon sawmill was substantially modernized during late 2000 and early 2001 to enhance its consumption of small diameter logs, which significantly increased efficiency, but decreased the value of the product mix.  We own an additional converting mill in Prineville, Oregon, which we shut down in 2001.  In 2002, we re-started the planer and kiln drying operations in this second Oregon mill in order to process additional rough lumber output from our Gilchrist, Oregon mill.  Approximately 6% of the lumber produced at the Oregon facilities was sold to our wholesale marketing operations during 2002 compared to 4% in 2001.

Our two Washington facilities primarily produce commodity-grade studs for the construction industry.  Approximately 7% of the lumber produced at our Washington facilities was sold to our wholesale marketing operations during 2002 compared to 8% in 2001.

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

Chips and By-Products

Our manufacturing facilities produce wood chips and other by-products during their conversion processes.  Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel for steam generation in our manufacturing facilities.  Sales of chips and other by-products were approximately 2% of revenues in 2002 and 3% of revenues in 2001.

Wholesale Marketing

We currently own and operate five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada.  We also operate seven forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in Phoenix, Arizona, one each in Roseville, Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor.  We manufacture many of the products sold from our wholesale operation; however, a substantial amount of the sales are products manufactured by other parties.  We compete in the wholesale sales market with other wholesale companies, forest products companies and distributors on the basis of price, product availability and delivery and service.

Sources and Availability of Raw Materials

The supply of Pacific Northwest timber provided by the USFS has decreased significantly from the late 1980s as a result of environmental regulations and endangered species concerns by federal and state authorities (see “Federal and State Regulation”).  Reductions in timber supply have resulted in a number of regional mill closures, including some of ours, during the past several years.  We believe that these supply reductions are permanent and have given us a competitive advantage over many smaller forest products companies due to our ability to supply our manufacturing facilities with timber harvested from our timberlands.

For the year ended December 31, 2002, logs from our timberlands, excluding pulpwood, represented 57% of all logs used in our manufacturing facilities or sold to third parties.  We supplement logs from our timberlands with logs purchased from third parties, including private landowners, the state of Washington, certain United States government agencies and foreign sources for use in our manufacturing facilities.  We expect our domestic sources, excluding federal timber, to remain fairly stable.  As of December 31, 2002, we had approximately 80.5 MMBF of timber under contract from external sources and timber deeds, including the USFS and private land owners, which may be harvested over the next five years.

In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expired March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes.  Since the agreement expired, considerable negotiation has occurred between the two countries in an effort to resolve trade issues over importation of Canadian lumber to the U.S.  In July 2002, Canada received a favorable ruling regarding the Department of Commerce’s preliminary determination in the countervailing duty case.  However, these preliminary duties had already been eliminated, and this ruling does not affect the 27.2% duty currently in place on Canadian lumber shipments to the U.S.  Canada has filed an appeal regarding the final duties, but a final ruling is not expected until the second quarter of 2003.  We cannot predict the exact outcome of this matter, but do believe that a final ruling or a negotiated settlement will be generally favorable to the U.S. lumber industry.

Significant Customers

Our customer base is diverse and no single customer represented 10% or more of our total revenues in 2002.

Federal and State Regulation

General

Our operations are subject to numerous federal, state and local laws and regulations, including those relating to our timberland activities, the environment, endangered species, health and safety, log exports and product liability regulations.  Although we believe that we are in material compliance with these requirements, there can be no assurance that significant costs, civil and criminal penalties and liabilities will not be incurred, including those relating to claims for damages to property or natural resources resulting from our operations. We maintain appropriate compliance programs and periodically conduct internal regulatory reviews of our manufacturing facilities to monitor compliance with applicable laws and regulations.  Our manufacturing facilities have been, and may in the future be, the subject of compliance or enforcement proceedings under environmental laws and regulations. Prior compliance matters have been satisfactorily resolved without any material expenditure or substantial impairment of activities or operations.

Environmental laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate there will be continuing changes. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, such as emissions of pollutants and the generation and disposal of wastes. Increasingly strict environmental restrictions and limitations have resulted in higher operating costs for us, and it is likely that the costs of compliance with environmental laws and regulations will continue to increase.

Our activities are also subject to federal and state laws and regulations regarding forestry operations. In addition, the operations of the manufacturing facilities and the timberlands are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes relating to the health and safety of our employees. We conduct internal safety reviews to identify potential violations of law or unsafe conditions. We believe that we are in material compliance with safety and health laws and regulations.

There can be no assurance that future legislative, administrative or judicial actions, which are becoming increasingly stringent, will not adversely affect us or our ability to continue our activities and operations as currently conducted. As of the date hereof, we are not aware of any pending legislative, administrative or judicial action that could materially and adversely affect us.

Timberlands

In addition to federal environmental laws, the operation of the timberlands is subject to specific laws and regulations in the states of Washington and Oregon, which are intended to regulate and restrict the growing, harvesting, processing and reforestation of timber on forest lands. The state of Oregon requires prior notification before beginning harvesting activities.  The state of Washington is more restrictive, requiring a rigorous regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed logging site.  This regulatory review can involve public comment and additional delay if challenged by interested parties.

Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.

Air Quality

Our manufacturing facilities emit regulated substances that are subject to the requirements of the federal Clean Air Act and comparable state statutes.  Our Gilchrist, Oregon facility is required to maintain an Oregon Air Quality Permit to comply with Title V of the 1990 Clean Air Act Amendments. Title V requires that major industrial sources of air pollution obtain federally enforceable permits, which contain applicable air quality restrictions for the facility.  Our other three currently operating facilities, Prineville, Marysville and Port Angeles, have been determined to not require Title V permitting due to their volume of emissions.  They operate under state enforceable air operating permits.  When constructing a new facility, the cost of permitting is included in the capitalized construction costs.  We believe that any additional costs associated with these requirements at existing facilities will be incidental to ongoing operating expenses.

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

Solid and Hazardous Waste Disposal

Our manufacturing facilities generate hazardous and non-hazardous solid wastes, including wood waste and boiler ash, which are subject to the federal Resource Conservation and Recovery Act and comparable state statutes. We periodically review our waste disposal practices to ensure compliance with applicable laws. Our manufacturing facilities have, in the past, utilized off-site facilities, including landfills, for the disposal of hazardous wastes. We do not believe that the results of any regulatory involvement at any such disposal site will have a material adverse effect on our operations or financial position; however, there can be no assurance that we will not incur future environmental expenditures for remedial activities associated with any of these sites.

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

In the course of our ordinary operations, our manufacturing facilities have disposed of and are expected to continue disposing of substances, consisting primarily of wood waste and boiler ash, at various off-site disposal facilities. We have not received notification that we may be potentially responsible for any cleanup costs under Superfund. Based on environmental compliance auditing programs, we are not aware of any activities by us or any conditions on our timberlands or at our manufacturing facilities that would be likely to result in us being named a potentially responsible party under Superfund regulations.

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

In 1994, an independent consulting firm reviewed our timberlands with respect to certain endangered species. The results of this review indicated that only 3,500 acres of our Oregon timberlands were potentially suitable Owl habitat and that the likelihood of the Owl inhabiting these lands was very low and that only 1,640 acres of our current Hamilton timberlands were suitable habitat for the Owl.   Eagle management plans were adopted for the Olympic timberlands, but these plans do not significantly affect our current operations.

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

State Tax Information

During 2002, we conducted operations in ten states, seven of which (Arizona, California, Idaho, Oregon, Missouri, Utah and New Mexico) have a state income tax.  A unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, Missouri, New Mexico and Utah if their share of our income attributable to those states exceeds that state’s de minimis filing exceptions.

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

Timber Income – Capital Gain Benefit

Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business.  It is estimated that substantially all of our timberland segment income will qualify for Section 631, the effect of which characterizes the income generated by us from this segment as capital gain to the unitholder.

Employees

At December 31, 2002, we had 212 salaried and 557 hourly employees, none of which are subject to collective bargaining agreements. The Managing General Partner believes that our employee relations are good.

Risk Factors – Cautionary Statement for Purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution that, while such assumptions are believed to be reasonable and are made in good faith, assumed facts almost always vary from the actual results, and the differences between assumed facts and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved.  The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions may identify forward-looking statements.

With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

The Partnership is Highly Leveraged and We May Have to Sell Operating Assets to Make Scheduled Principal Payments on Our Debt

We have incurred debt that is substantial in relation to partners’ equity.   As of December 31, 2002, we had approximately $513.2 million of long-term debt, including the current portion of $10.0 million, and an additional $26.0 million of short-term debt.  The total amount of this debt as a percentage of our total capitalization (debt plus partners’ capital) was 93% as of December 31, 2002.  Our senior notes and bank credit facilities require principal payments totaling $10.0 million in September 2003, $40.0 million in January 2004 (of which $9.0 million has already been prepaid) and

$30.0 million in June 2005.  In addition, if our debt is not rated investment grade on July 1, 2005, the remaining principal amounts are due in full on December 31, 2005.  Our debt is currently not rated investment grade.  Our two bank credit facilities (a working capital line of credit and an acquisition line of credit) both expire on December 31, 2005, and we may not be able to obtain replacement facilities under reasonable terms.  We may not be able to make principal payments when they are due unless we sell operating assets.

We May Not Be Able To Comply With the Financial Covenants of our Debt Agreements

Our debt agreements contain financial covenants, including a covenant requiring minimum levels of earnings before interest, taxes, depreciation, depletion and amortization charges (“EBITDDA”).  As of December 31, 2002, we were in compliance with this and our other financial covenants; however, our debt agreements require higher levels of EBITDDA during 2003 than were required during 2002.  We are uncertain in our ability to comply with these financial covenants during 2003.  Our ability to comply with these financial covenants will depend on our future results of operations and potential future asset sales.  It is not currently possible to predict our ability to achieve certain projected results or to consummate required asset sales.  If we fail to comply with these covenants, and if our lenders do not agree to waive the covenants, then we would be in default under our debt agreements.  If we are in default under our debt agreements, our lenders can request immediate repayment of all outstanding principal balances.  We would not have sufficient liquidity to repay our indebtedness under these circumstances without substantial asset sales, and if we were unable to refinance our borrowings at that time, we would need to seek protection from our creditors.

Our lenders have indicated that they will not fund any additional amounts under our revolving credit facility pending resolution of a disagreement with them regarding a lien on our assets, and our liquidity has been significantly reduced pending resolution of this matter.

During our pending debt recapitalization discussions, the bank lenders have questioned a pre-existing lien on a portion of our timberlands.  The lien relates to a purchase option covering approximately 15,000 acres granted by the Partnership to the seller of the timberland when it was purchased by us in 1997.  The bank lenders have asserted that the existence of this lien was not properly disclosed to them during the April 2002 global debt restructuring process.  We disagree with this position.  If the bank lenders are correct in their views on this matter, it would constitute an event of default under our debt agreements.  An event of default under these agreements would permit our lenders to accelerate the maturity of our debt.  Pending resolution of this matter, the bank lenders have indicated that they will not fund any new borrowings under our working capital facility.  As a result, our liquidity has been significantly reduced.

We May Not Be Able to Make Future Cash Distributions At Previous Levels or At All

We indefinitely suspended our cash distributions beginning in the fourth quarter of 2000.  Our ability to resume cash distributions is based on various assumptions about our future operating conditions.  If any of these assumptions turns out to be incorrect, we may not be able to distribute cash to you as we did previously, or make distributions at all.  Our ability to resume making regular quarterly cash distributions will depend on many factors, including:

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

The agreements governing our indebtedness contain restrictive covenants that limit our ability to incur additional debt, as well as to make future cash distributions.  Payment of principal and interest on our debt and/or the existence of any events of default under our debt agreements, as well as maintaining compliance with the requirements and covenants of our debt agreements, will most likely prevent us from making future cash distributions.

Volatility of Timber and Lumber Prices and Changes in Demand Will Affect Our Revenues and Financial Results

The volatile nature of prices for logs and manufactured wood products can reduce our revenues, profits and cash flows.  Demand and market price for logs and wood products can change substantially, primarily based on the levels of new residential construction activity and repair and remodeling activity.  Prices for logs and wood products can also be substantially affected by changes in available supply. Changes in economic conditions, interest rates, population growth, weather conditions and other factors beyond our control affect the levels of construction, repair and remodeling activity. Decreases in the level of residential construction activity or repair and remodeling activity will likely reduce demand for our timber and lumber, which could reduce our revenues and negatively impact our financial results.  We recognized a significant decrease in our revenues for 2002, partially as a result of lower timber and lumber prices.  If timber and lumber prices remain at 2002 levels, or decline further, our financial results will continue to be negatively impacted.

Changes in the Federal Timber Supply May Affect Our Financial Results

The amount of timber offered for sale by certain federal government agencies, which historically have been major suppliers of timber to the United States forest products industry, has been decreasing and will likely continue to do so, due primarily to environmental and endangered species concerns.  Because of this trend, we cannot rely on purchases of federal timber and therefore must rely more heavily on timber from other sources (including domestic private timber owners, state agencies and foreign sellers) to supplement our supply of fee timber.  Although we intend to continue to supply our manufacturing facilities with logs harvested from our timberlands, we also intend to continue to supplement the fee harvest with additional outside timber and log purchases.  We cannot be certain that we will be able to purchase sufficient logs at favorable prices to continue operation of our manufacturing facilities at current production levels or that we will not be required to suspend operations at or close one or more manufacturing facilities in the future.

There Are Many Limitations On Our Ability to Harvest Timber

Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from our over 524,000 acres of timberlands.  If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected.

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

You May Not Have Limited Liability For Partnership Obligations

Some states have not clearly established limitations on the liability of holders of common units for the obligations of a limited partnership.  If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the limited rights given to the holders of common units pursuant to the Partnership Agreement constitute participation in the “control” of Partnership business, then you could be held liable for the Partnership’s obligations to the same extent as a general partner.  In addition, under certain circumstances, a unitholder may be liable to the Partnership for the amount of a distribution for a period of three years from the date of distribution.

The General Partners and Their Affiliates May Have Conflicts of Interest with the Partnership and the Holders of Common Units

Conflicts of interest could arise as a result of the relationships between the Partnership on the one hand and the General Partners and their affiliates on the other.  The partners, directors and officers of each of the General Partners have fiduciary duties to manage the General Partners in a manner beneficial to the partners or stockholders of the General Partners.  At the same time, the General Partners have fiduciary duties to manage the Partnership in a manner beneficial to the Partnership and the limited partners of the Partnership.  The Partnership Agreement permits the General Partners to consider, in resolving conflicts of interest, the interests of other parties in addition to the interests of holders of common units.  This has the effect of limiting the General Partners’ fiduciary duties to the holders of common units.  As a result, the duties of the General Partners, as general partners, to the Partnership and the limited partners of the Partnership may come into conflict with the duties of the directors and officers of the General Partners to their partners or stockholders.

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

The Partnership Agreement provides that any resolution of a conflict will be fair and reasonable to the Partnership if the resolution is:

•                  approved by the audit committee of the Managing General Partner;

•                  on terms no less favorable to the Partnership than those generally being provided to or available from unrelated third parties; or

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

If the Partnership were classified as an association taxable as a corporation, rather than a partnership, for federal income tax purposes, the Partnership would pay tax on its income at corporate rates, distributions would generally be taxed to the holders of common units as corporate distributions, and no income, gains, losses or deductions would flow through to the holders of common units.  Because a tax would be imposed upon the Partnership as an entity, any cash which might be available for distribution to you in the future would be substantially reduced.  Treatment of the Partnership as an association taxable as a corporation or otherwise as a taxable entity would result in a significant reduction in the anticipated cash flow and after-tax return to the holders of common units, and, as a result, there would likely be a substantial reduction in the value of the common units.

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

Manufacturing Facilities

We currently operate one lumber mill in Gilchrist, Oregon and one each in Marysville and Port Angeles, Washington.  We also operate the dry kilns and planer at our previously closed Prineville, Oregon mill to finish the excess rough green lumber from the Gilchrist facility.  Both of the Oregon facilities are located in central Oregon and the Gilchrist facility has considerable capacity to produce a combination of commodity and industrial grade lumber products.  The Washington mills primarily produce commodity-grade studs for the construction industry.  The Port Angeles mill is configured to produce both domestic and metric sizes for offshore markets.

The following table summarizes the annual production and capacity of our current lumber manufacturing facilities (amounts in MMBF):

Description of Facility	2003 Production Capacity	2002 Production	2001 Production	2000 Production
Oregon lumber mills	183	180	172	136
Washington lumber mills	168	144	132	142
Total	351	324	304	278

We currently own and operate five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada and one in Reno, Nevada.  We also operate seven forest product wholesale trading operations, one in Eugene, Oregon, one in Ogden, Utah, one in Phoenix, Arizona, one each in Roseville, Cameron Park and Tustin, California and one in Albuquerque, New Mexico, which also operates as a wholesale distributor.

Item 3.  Legal Proceedings

We become involved in litigation and other proceedings arising in the normal course of business.  As of the date of filing of this Form 10-K, to the knowledge of the Managing General Partner, there is no pending or threatened litigation, the unfavorable resolution of which would have a material adverse effect on the business, the financial position, results of operations or cash flows of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners in the fourth quarter of 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Unitholder Matters

Our common units have been traded principally on the New York Stock Exchange.  As of December 31, 2002, there were approximately 19,331 beneficial owners of 30,527,030 outstanding common units.

Trading price data for the common units, as reported by the New York Stock Exchange for 2002 and 2001 was as follows:

2002 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$6.70	$6.25	$3.90	$2.64
Low	$5.75	$4.47	$2.76	$1.48

2001 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$10.25	$10.65	$8.13	$6.35
Low	$6.65	$6.82	$6.18	$4.30

No distributions were made in 2001 or 2002 and future distributions have been suspended until the Board of Control determines that improved market conditions will support a sustained quarterly distribution.  In addition, our current debt agreements mandate the pay-down of certain long-term debt before distributions are resumed.

The New York Stock Exchange (NYSE) suspended trading in our common units on March 18, 2003 due to the low trading price of our units, and since that time, our common units have been traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol “CRPP.”  The NYSE has initiated proceedings to de-list our common units, and we do not intend to contest this delisting due to our current inability to satisfy the quantitative listing criteria of the NYSE.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters for disclosure regarding equity compensation plans of the Partnership.

Item 6.  Selected Financial Data

	Year Ended December 31,
In millions, except per unit amounts	2002	2001	2000	1999	1998
		(as restated)	(as restated)	(as restated)	(as restated)
Statement of Operations Data
Revenues(1)	$484.2	$593.3	$787.3	$782.6	$667.0
Depreciation, depletion and amortization(2)	30.6	41.7	55.9	56.8	74.5
Operating income(2, 3 and 4)	9.9	7.6	68.9	83.4	79.2
Net (loss) income(2, 3 and 4)	(59.1)	(53.8)	13.7	33.6	28.0
Net (loss) income per unit(2, 3 and 4)	(1.92)	(1.74)	0.45	1.10	1.01
Cash distribution per unit	—	—	1.692	2.256	2.204

Cash Flow and Other Data
EBITDDA(5)	$38.3	$54.8	$129.2	$139.7	$154.0
Additions to timber and timberlands(6)	6.6	9.5	117.6	27.4	26.0
Additions to equipment	3.3	9.0	39.4	14.4	7.6
Cash flow from operating activities	(14.2)	3.8	40.1	81.8	67.8

Balance Sheet Data
Working capital(4)	$31.5	$76.7	$80.0	$109.3	$96.5
Total assets(4)	613.0	856.4	953.6	846.7	841.2
Long-term debt	503.2	511.4	689.0	571.8	538.5
Partners’ capital(4)	38.2	97.2	149.9	204.2	230.6

Operating Data (unaudited)
Fee timber harvest (MMBF)	138	235	432	334	413
External log sourcing (MMBF)	103	115	180	219	185
Lumber production (MMBF)	324	431	500	589	410

(1)              Included in 2000 revenues are $29.8 million of sales generated by Cheshire Sales Company Inc., which was acquired in January 2000.  Included in 1999 revenues are $68.6 million of sales generated by Desert Lumber, which was acquired in March 1999.  Included in 1998 revenues are $114 million of sales generated by Alliance Lumber, which was acquired in January 1998.  Included in 2002 revenues are $4.3 million of revenues from closed or sold operations.  2001 revenues include revenue of $56.8 million from operations closed or sold in that year.

(2)              For a discussion of the effect of the annual update of the timber inventory, see Note 7 of Notes to Consolidated Financial Statements.

(3)              Included in the 2002 net loss are the following: gain from the sale of Idaho tree farms, $9.9 million; write-off of obsolete and retired long-lived assets, $1.2 million; loss on advance purchase commitments, $3.8 million; and write-down of inventory to market, $1.0 million.  Included in the 2001 net loss are the following: write-down of the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning, $5.3 million; gain related to the sale of the Bonners Ferry owned assets, corporate aircraft and surplus rolling stock, $2.7 million; and write-down of inventory to market, $0.3 million, as restated (see Note 3 to Consolidated Financial Statements included in this report).  Included in 2000 net income are the following: gain on sale of Yellowstone Trucking, $1.2 million; gain on sale of aircraft, $3.5 million; settlement of litigation, $1.4 million expense; and write-down of inventory to market, $1.9 million, as restated (see Note 3 to Consolidated Financial Statements included in this report).

(4)              Restated for 2001, 2000, 1999 and 1998 to reflect the Partnership’s change in its method of accounting for manufacturing log and lumber inventories from the lower of LIFO cost or market to the lower of average cost or market in the first quarter of 2002.  See Note 3 of Notes to Consolidated Financial Statements.

(5)              EBITDDA is defined as net income before interest, amortization of debt issuance costs, income taxes, depreciation, depletion and amortization and significant non-recurring items. EBITDDA is provided because management believes EBITDDA provides useful information for evaluating our ability to service debt and support possible future cash distributions to unitholders.  EBITDDA should not be construed as an alternative to operating income, as an indicator of our operating performance, as an alternative to cash flows from operating activities or as a measure of liquidity.

(6)              In 2000, we acquired 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We have prepared the accompanying consolidated financial statements included in this Annual Report on Form 10-K assuming that we will continue as a going concern.  We have experienced operating losses in each of the last nine fiscal quarters, and we have recently experienced decreased liquidity.  Our loan agreements contain financial covenants that we may not be able to meet.  These factors raise substantial doubt about our ability to meet future expected expenditures necessary to continue as a going concern.  The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  We are currently pursuing a financial recapitalization to enable the Partnership to continue as a going concern.  If we are not able to obtain waivers of any covenant violations, if they occur, or to successfully negotiate a recapitalization with our lenders, we may need to seek protection from our creditors to protect the interests of all of our stakeholders.

Results of Operations (2002 compared to 2001)

Consolidated

Revenues decreased $109.1 million, or 18.4%, to $484.2 million in 2002 from $593.3 million in 2001. The decrease reflects the ongoing impact of soft lumber, panel and log pricing and reduced fee harvest activity, as well as the sale or closure of three of our sawmills in the latter part of 2001, the sale of the Inland tree farm early in 2002 and the absence of normal-course property sales during the current period.

Cost of sales as a percentage of revenues increased to 93.3% in 2002, compared to 91.7% in 2001.   Included in cost of sales in 2002 is a $3.8 million charge for estimated losses on timber purchase commitments expiring or expected to be harvested in 2003 and a $1.0 million write-down of inventory to market value.  Exclusive of the $3.8 million and $1.0 million charges, cost of sales as a percentage of sales in 2002 would have been 92.3%.  The remainder of the increase in the cost of sales percentage is due to a higher proportion of the overall business in 2002 from the wholesale marketing segment, which has inherently higher costs of sales as a percentage of revenue than our other segments.  The mill sales and tree farm dispositions noted above resulted in a higher proportion of wholesale trading and contractor service business overall.

Gain on sale of assets held for sale of $8.8 million in 2002 represents recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively, including the additional $2.5 million of gain recognized upon release of escrow hold backs following the timber verification cruise in the fourth quarter of 2002, offset by a $1.2 million write-off of obsolete or retired long-lived assets.

Impairment of assets of $5.3 million in 2001 includes the write-down of our Prineville, Oregon sawmill assets to lower of book value or fair market value and the write-off of previously capitalized costs associated with the habitat conservation project at our Hamilton tree farm, due to our decision to abandon efforts for a federally approved plan in favor of working with recent changes in the State of Washington’s environmental legislation.

Selling, general and administrative expenses decreased $4.8 million to $31.4 million (6.5% of revenues) in 2002, from $36.2 million (6.1% of revenues) in 2001.  The decrease is primarily a result of lower salaries and wages and the cessation of goodwill amortization upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002.  The lower salaries and wages reflect the sale and/or closure of three sawmills during the latter part of 2001, the sale of the Inland tree farm early in 2002 and other cost reductions implemented throughout the Partnership in late 2001.  These reductions were offset in part by a $201,000 increase in our bad debt expense in 2002 compared to 2001.

Interest expense decreased $9.7 million to $51.8 million in 2002, from $61.5 million in 2001.  The decrease is a result of lower average debt balances in 2002 compared to 2001 as a result of the application of the sales proceeds from the sale of the Inland properties, partially offset by higher interest rates.

Debt restructuring and redemption premium of $15.4 million in 2002 relates to our debt restructuring in April 2002.  Of the $15.4 million expense, $11.2 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $15.4 million loss in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).   In addition, we expensed $5.5 million of previously deferred fees and expenses, a $4.5 million redemption premium incurred in April 2002 and a $1.2 million redemption premium incurred in October 2002.   The redemption premiums are scheduled to be paid in December 2005.

Amortization of debt issuance costs were relatively flat at $2.6 million in 2002 compared to $2.7 million in 2001.  Increases related to $4.2 million of debt issuance costs incurred as a result of our November 2001 bank facility amendment, which resulted in increased amortization expense during the first three months of 2002, were offset by the write-off of $5.5 million of previously deferred fees related to our senior notes as a result of our debt restructuring in April 2002.  In addition, the amortization period for remaining deferred fees was prospectively extended until December 2005, resulting in lower amortization expense for the second, third and fourth quarters of 2002 as compared to the first quarter of 2002.  Amortization of debt issuance costs in 2001 includes $1.1 million of fees for an amendment made to the Partnership’s working capital bank facilities in April 2001.  As of December 31, 2002, we had a total of $5.1 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

Other income, net includes interest income on notes receivable, rental income and other miscellaneous income and expense items.  Other income, net was $0.8 million in 2002 compared to $2.8 million in 2001.  The 2001 amount includes a $2.7 million gain related to the sale of our Bonners Ferry sawmill and one aircraft in the third quarter of 2001 and the sale of surplus rolling stock during the fourth quarter of 2001.

We pay no significant income taxes and do not include a provision for income taxes in our financial statements.

Timberlands

Total external segment sales, including property and stumpage sales, decreased $38.6 million, or 52.3%, to $35.2 million, or 7.3% of revenue in 2002, compared to $73.7 million, or 12.4% of revenue in 2001.  The decrease in external segment sales reflects a 54.7% decrease in log shipments, including pulp, which was influenced by significantly lower stumpage sale and fee harvest activity and weather related production delays on the Hamilton tree farm and the absence of any property sales in 2002, as well as the sale of our Inland North and Inland South tree farms in early 2002.  The lower stumpage sales and fee harvest activity reflect our on-going strategy to focus our current fee timber production primarily for internal use while log prices are soft.   The Inland South and Inland North sale gains were included in the corporate and other segment results.

Internal sales of logs to our manufacturing segment decreased 52.1% to $39.6 million in 2002 from $82.8 million in 2001.  The decrease primarily reflects the absence of three sawmills from the production mix during 2002 compared to 2001.

Overall operating income from timberlands, including property sales, decreased 72.5% to $5.2 million in 2002 from $18.9 million in 2001.  The decrease in operating income was primarily a result of $10.4 million of property gains included in 2001 compared to none in 2002.  In addition, sales volume decreased 54.7% in 2002 compared to 2001.  These declines were partially offset by a 29.3% increase in average sales realizations (excluding pulpwood) and a 36.0% decrease in segment overhead expense.  The decrease in sales volume is primarily due to the sale of our Inland tree farm and the utilization of all of the volume from our Oregon tree farm for internal use at our Gilchrist sawmill.  The increase in average sales realizations is primarily due to the effect of a significant decrease in stumpage sales during 2002 compared to 2001 and an increase in the proportion of export log sales in 2002 compared to 2001.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

Tree Farm	2002	2001	% Change
Oregon	—	$156	n/a
Inland	$513	$440	16.6%
Hamilton	$459	$373	23.1%
Olympic	$383	$368	4.1%
Weighted average	$422	$330	27.9%

Increases at the Inland, Hamilton and Olympic tree farms were due to significantly less stumpage sales in 2002 compared to 2001.  In addition, mix improvements at the Hamilton and Olympic tree farms contributed to the increases in realizations.

All of the logs from the Oregon tree farm in 2002 were utilized by our Gilchrist sawmill.

Domestic external log sales volumes decreased 56.7% in 2002 to 61.0 million board feet (“MMBF”) compared to 140.9 MMBF in 2001, primarily as a result of significantly lower stumpage sales, the sale of our Inland tree farm, lower Hamilton fee harvest activity and the lack of external sales from our Oregon tree farm.  The domestic external volume from each of our tree farms was as follows (in MBF):

Tree Farm	2002	2001	% Change
Oregon	—	33,414	n/a
Inland	7,893	20,496	(61.5)%
Hamilton	23,726	60,401	(60.7)%
Olympic	29,375	26,578	10.5%
Total	60,994	140,889	(56.7)%

The increase at the Olympic tree farm was a result of advantageous harvest conditions in the first six months of 2002 and improved demand in this region.

The decrease at the Inland tree farm was due to the sale of this asset, in two separate transactions, in the first and second quarters of 2002.

The decrease at the Hamilton tree farm was primarily due to the impact of snow related production delays in the first quarter of 2002 compared to the first quarter of 2001 and decreased stumpage sale activity in 2002 compared to 2001.

Export Log Sales

Sales of logs to customers involved in exporting activities were $4.0 million, or 0.8% of total revenues, in 2002, compared to $1.5 million, or 0.3% of revenues, in 2001.  Prices received for export logs decreased 8.9% to $513/MBF in 2002 from $563/MBF in 2001 and sales volumes increased 192.6% to 7.8 MMBF in 2002 compared to 2.7 MMBF in 2001.  The increase in volume is primarily due to increased shipments from our Hamilton tree farm as a result of an increase in demand for Korean sort logs. The decrease in realization is primarily a result of a change in mix to lower grade Korean sort logs during 2002 compared to 2001.

Property Sales

Except for the disposition of the Inland South and Inland North tree farms, the gain from which is included in the Corporate and Other segment, we did not have any property sales in 2002.  This compares to revenue of $14.3 million and operating income of $10.4 million from property sales in 2001.

Manufacturing

External revenues from the Partnership’s sawmills, excluding sales of lumber products through the wholesale marketing segment, decreased 27.9% to $100.2 million, or 20.7% of revenue, in 2002 from $138.9 million, or 23.4% of revenue in 2001.  The decreased revenues reflect a 23.2% decrease in external lumber sales volume, a 34.5% decline in chip revenue and a 6.9% decrease in average external lumber sales realizations.  The decrease in external sales volume is primarily due to the sale and/or closure of three sawmills during the third quarter of 2001, offset in part by slight increases in production at our Gilchrist, Oregon and Washington sawmills.  The decrease in average sales realizations is due to changes in mix, offset in part by moderately improved market pricing on comparable species in 2002 compared to 2001.

The operating loss from manufacturing was $5.3 million in 2002 compared to $4.8 million in 2001. The loss in 2002 includes a $3.8 million charge for estimated losses on timber purchase commitments through 2003, a $1.0 million write-down of inventory to market value and a $1.2 million loss related to the write-off of retired equipment.  Exclusive of the $3.8 million, $1.0 million and $1.2 million charges, our manufacturing segment generated operating income of $0.7 million in 2002.   The improved operating results, exclusive of the $3.8 million, $1.0 million and $1.2 million charges, are primarily a result of lower log costs and the absence of the Bonners Ferry, Coeur d’Alene and Prineville sawmills from the manufacturing segment in 2002 compared to 2001.  The lower log costs are a result of the absence of three sawmills that consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during 2002 compared to 2001.

Average prices received for all lumber sales in the various regions were as follows (dollars per MBF):

Region	2002	2001	% Change
Oregon	$290	$321	(9.7)%
Inland	—	$308	n/a
Washington	$280	$284	(1.4)%
Weighted average	$285	$306	(6.9)%

The lower average sales realizations from the Oregon region primarily reflect the absence of Prineville’s previous product output from the sales mix during 2002 compared to 2001.

The Inland region ceased production at the end of 2001 with the sale of the Bonners Ferry mill in September 2001 and the closure of our Coeur d’Alene sawmill in preparation for the sale of our Inland tree farm in the first and second quarters of 2002.

External lumber sales volumes decreased 23.2% in 2002 to 310.7 MMBF compared to 404.3 MMBF in 2001.  External sales volumes from the various regions were as follows (in MBF):

Region	2002	2001	% Change
Oregon	173,770	166,785	4.2%
Inland	—	114,058	n/a
Washington	136,934	123,459	10.9%
Total	310,704	404,302	(23.2)%

The increased volume from the Oregon region reflects improved operating efficiencies at our Gilchrist facility in 2002 compared to 2001, which more than offset the absence of the Prineville sawmill in the 2002 period.  In addition, in the second quarter of 2002, we began utilizing the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  Given the results we experienced in the second half of 2002, we plan to continue to utilize the dry-end of the Prineville operation.

The increased volume from the Washington region reflects increased production at both our Washington region sawmills.  During the first quarter of 2002, a dry kiln roof at our Marysville sawmill was replaced and a new heat exchanger was installed at our Port Angeles sawmill.  These improvements contributed to the increased efficiency and production at these facilities.

Revenues from all by-products accounted for 1.7% of revenue in 2002 compared to 2.1% of revenue in 2001.  Residual wood chip prices were $60 per bone-dry unit (BDU) in 2002, compared to $72/BDU in 2001. The lower average realization reflects the impact of depressed pulp industry pricing as a result of high levels of supply. Woodchip volume decreased 21.3% to 137,794 BDUs in 2002 compared to 174,998 BDUs in 2001.  The lower volume reflects the absence of the Inland region and Prineville sawmills from the sales mix.  Excluding the effect of the Inland and Prineville sawmills, sales volume increased 21.2%, reflecting increased volume from all of our existing operations.

Wholesale Marketing

Our wholesale marketing segment involves the sale of lumber and other wood products, most of which were not manufactured by us.  Sales from the segment decreased $39.5 million, or 10.4%, to $338.8 million, or 70.0% of revenue, in 2002, compared to $378.3 million, or 63.8% of revenue, in 2001. The decrease in revenue reflects the impact of decreased volume from our Eugene operation, primarily due to our cancellation of a sales contract with an Oregon lumber producer, and decreased lumber and panel prices, offset in part by increased sales volume at our Alliance Lumber, Desert Lumber and Cheshire Lumber operations.

Operating income from wholesale marketing operations decreased 5.9% to $10.8 million in 2002 compared to $11.5 million in 2001.  The decline in operating profit is primarily a result of increased competition and lower lumber and panel prices.  Lower selling, general and administrative costs and slightly decreased raw material costs helped to offset the impact of lower operating revenue.

Sales volume of Partnership-produced lumber through the wholesale marketing segment decreased 55.4% during 2002 compared to 2001, due primarily to the absence of three sawmills in the mix during 2002.

Results of Operations (2001 compared to 2000)

Consolidated

Revenues decreased $194.0 million, or 24.6%, to $593.3 million in 2001 from $787.3 million in 2000. The decrease reflects the impact of lower log and lumber sales realizations, lower log and lumber volume, lower property sale activity and the effect of sawmill sales and/or closures in 2001 compared to 2000.

Cost of sales as a percentage of revenues increased to 91.7% in 2001, compared to 86.2% in 2000.   The increase is primarily the result of a decreased revenue base over which to spread fixed costs, increased depreciation, primarily due to additions made to our Gilchrist, Oregon mill, and less high margin property sales, which were only partially offset by lower log and lumber costs and lower per unit manufacturing costs.

Impairment of assets of $5.3 million in 2001 includes the write-down of our Prineville, Oregon sawmill assets to lower of book value or fair market value and the write-off of previously capitalized costs associated with the habitat conservation project at our Hamilton tree farm, due to our decision to abandon efforts for a federally approved plan in favor of working with recent changes in the State of Washington’s environmental legislation.  Both of these charges occurred in the fourth quarter of 2001 and were non-cash in nature.

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

Interest expense increased $2.0 million to $61.5 million in 2001, from $59.6 million in 2000.  The increase is a result of higher debt balances during 2001 due primarily to the approximately $27.0 million of capital spending related to the Gilchrist, Oregon mill outstanding for all of 2001, but not all of 2000.

Amortization of debt issuance costs increased $1.8 million to $2.7 million in 2001 from $0.9 million in 2000 due to $3.7 million of fees for amendments made to our bank facilities in April and November 2001.  At December 31, 2001, we had a total of $8.2 million of unamortized debt issuance costs.

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

Timberlands

Total external segment sales, including property and stumpage sales, decreased $83.5 million, or 53.1%, to $73.7 million, or 12.4% of revenue in 2001, compared to $157.3 million, or 20.0% of revenue in 2000.  The decrease in external sales reflects significantly less log sales volume, including stumpage sales volume, and lower property sales, and a decrease in overall realizations.  The lower log sales volumes primarily reflect a 45.5% decline in fee production in 2001.  The lower fee production helped alleviate pricing pressure on external log markets by curtailing available supplies in local log markets.

Overall operating income from timberlands, including property sales, decreased 73.7% to $18.9 million in 2001 from $71.9 million in 2000.  The decrease in operating income was primarily a result of significantly lower log sales volume and realizations, a decrease in high-margin stumpage sales volume, fewer property sales and a $1.2 million negative adjustment at the Inland tree farm in the fourth quarter of 2001, which were partially offset by lower segment overhead expense in 2001 compared to 2000.  The $1.2 million charge in the fourth quarter of 2001 resulted from a negotiated stumpage volume adjustment on three previous timber sales, caused in part by environmental regulatory changes to timber harvest practices in Eastern Washington.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per MBF):

Tree Farm	2001	2000	% Change
Oregon	$156	$479	(67.4)%
Inland	$440	$265	66.0%
Hamilton	$373	$468	(20.3)%
Olympic	$368	$447	(17.7)%
Weighted average	$330	$339	(2.7)%

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

Domestic external log sales volumes, excluding pulpwood, decreased 56.9% in 2001 compared to 2000, primarily as a result of a planned decrease in fee harvest levels and a corresponding increase in internal log consumption.  The reduction in fee harvest levels reflected our strategy to preserve our timber asset base until market conditions improve.

The domestic external volume from each of our tree farms, including stumpage, but excluding pulpwood, was as follows (in MBF):

Tree Farm	2001	2000	% Change
Oregon	33,414	23,731	40.8%
Inland	20,496	203,975	(90.0)%
Hamilton	60,401	55,534	8.8%
Olympic	26,578	43,892	(39.4)%
Total	140,889	327,132	(56.9)%

The increase at the Oregon tree farm is a result of two stumpage sales executed during the first quarter of 2001 while the increase on the Hamilton tree farm reflects a stumpage sale during the fourth quarter of 2001.

The large decline at the Inland tree farm reflects the sale of our timberland and stumpage in Montana during the third quarter of 2000.

Export Log Sales

Sales of logs to customers involved in exporting activities were $1.5 million, or 0.3% of total revenue, in 2001, compared to $7.0 million, or 0.9% of revenue, in 2000.  Prices received for export logs decreased 10.9% to $563/MBF in 2001 from $632/MBF in 2000 and sales volumes decreased 76.0% to 2.7 MMBF in 2001 compared to 11.0 MMBF in 2000.  We significantly curtailed our export business during 2001 as a result of the continuing weak pricing levels.

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

The operating loss from manufacturing was $4.8 million in 2001 compared to $3.8 million in 2000, primarily as a result of an 11.3% decrease in external lumber sales volume and an 18.8% decrease in average external sales realizations on higher overhead expense, which were partially offset by a decline in unit manufacturing costs, which is attributable to increased efficiencies.  The increased overhead reflects depreciation expense associated with the Gilchrist modernization project.  The 2001 and 2000 losses include $0.3 million and $1.9 million in charges during the fourth quarters of 2001 and 2000, respectively, to reflect decreased market values for existing log and lumber inventories.

Average prices received for all lumber sales in the various regions were as follows (in MBF):

Region	2001	2000	% Change
Oregon	$321	$528	(39.2)%
Inland	$308	$335	(8.1)%
Washington	$284	$286	(0.7)%
Weighted average	$306	$377	(18.8)%

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

Total external lumber sales volumes decreased 11.3% in 2001 to 404.3 MMBF compared to 455.9 MMBF in 2000.  Sales volumes from the various regions were as follows (in MBF):

Region	2001	2000	% Change
Oregon	166,785	131,794	26.6%
Inland	114,058	193,452	(41.0)%
Washington	123,459	130,639	(5.5)%
Total	404,302	455,885	(11.3)%

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

The decrease at the Washington region reflects production changes effected at the Marysville studmill during 2001.  These changes better matched lumber production to dry kiln capacity, which reduced overall output, but increased operating efficiency.

By-product revenues accounted for 2.1% of revenue in 2001, flat when compared to 2000.  Residual wood chip prices were $72 per bone-dry unit (BDU) in 2001, compared to $70/BDU in 2000. Woodchip volume decreased 12.1% to 174,998 BDUs in 2001 compared to 199,159 BDUs in 2000.  The volume decline in 2001 primarily reflects the sale of our Bonners Ferry sawmill, the permanent closure of our Coeur d’Alene sawmill and operational changes at our Marysville studmill.  Woodchip volume in the fourth quarter of 2001 was negatively affected by one of our Washington region’s largest chip customers experiencing significant pulp mill boiler downtime during the latter part of 2001.

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

Liquidity and Capital Resources

Cash necessary to enable us to satisfy our operating requirements, interest and principal payments on indebtedness and to pay for capital expenditures is significant.

Cash used by operating activities was $14.2 million in 2002 and resulted primarily from a net loss of $19.3 million (net of non-cash expenses and gain on sale of property totaling $39.8 million), an increase in prepaid and other current assets of $0.6 million and a decrease in accounts payable and accrued expenses of $26.3 million, which were offset in part by a $31.4 million decrease in accounts and notes receivable and a $0.5 million decrease in inventories and deposits.  The significant decrease in accounts payable and accrued expenses reflects the shut-down of our Gilchrist operation for the last two weeks of 2002, lower Oregon tree farm harvest levels and reduced purchases at our Eugene trading operation.   The significant decrease in accounts and notes receivable reflects the collection of two large timber receivables in the fourth quarter of 2002. Working capital decreased to $31.5 million at December 31, 2002 compared to $76.7 million at December 31, 2001, primarily due to the collection of accounts and notes receivable related to stumpage and property sales, as well as use of proceeds received from the sale of property held for sale for the repayment of long-term debt.

Net cash provided by investing activities of $188.0 million resulted primarily from $192.9 million of proceeds from the sale of our Inland North and Inland South tree farms and our Coeur d’Alene mill site and the collection of $5.0 million of notes receivable, which were offset in part by the use of $6.6 million for additions to timberlands and timber cutting rights and $3.3 million used for additions to equipment.

Net cash used by financing activities of $170.1 million resulted primarily from the net pay-down of $172.3 million of long-term debt from cash proceeds from the sales of our Inland North and Inland South tree farms and our Coeur d’Alene mill site and $4.8 million of deferred finance fees incurred in our debt restructuring, offset by a $7.0 million net increase in short-term borrowings.

Additions to plant and equipment totaled $3.3 million in 2002, primarily for improvements at our Marysville, Gilchrist and Port Angeles sawmills and rolling stock for the Alliance and Desert contractor service yard operations.  Additions to timber and timberland purchases totaled $6.6 million in 2002 and consisted primarily of road construction, reforestation and the purchase of timber.  We anticipate spending approximately $9.0 to $9.7 million in 2003 for timber and timberland additions and plant and equipment combined.  The Managing General Partner expects that capital expenditures will be funded by a combination of any or all of the following: property and asset sales, current funds or bank borrowings.

As amended in April 2002, we have a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As required by the April 2002 amendments, $10.0 million of the Inland South tree farm proceeds were applied to pay down outstanding principal on this facility.  As of December 31, 2002, $26.0 million was outstanding under this facility.  The weighted average interest rate on this facility as of December 31, 2002 was 5.36% and our borrowing availability was $14.0 million.

As amended in April 2002, we also have a facility with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. This facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005.  As required in the April 2002 amendment, $78.0 million of the Inland South and North tree farm sales proceeds were applied to pay down outstanding principal on this facility and an additional

$9.0 million was applied upon receipt of restricted cash from escrow in the fourth quarter of 2002, which was related to the Inland property sales.  As of December 31, 2002, $112.4 million was outstanding under this acquisition line of credit.  Principal payments of $5.0 million, $40.0 million (of which $9.0 million has been prepaid) and $30.0 million are due on this facility in September 2003, January 2004 and June 2005, respectively.  Any remaining principal balance is due on December 31, 2005.  Principal payments on this facility cannot be re-borrowed.  The weighted average interest rate on this facility as of December 31, 2002 was 4.99%.

We sought and received the April 2002 bank facility amendments to obtain relief from restrictive covenants and upcoming debt maturities during a period of time when operating cash flows continue to be negatively impacted by weak log and lumber prices.  In connection with these amendments, we paid the banks a fee of $0.7 million.  Please read Note 9 of Notes to Consolidated Financial Statements for more information about the amendments.

Our 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are now also secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018.  Pursuant to the April 2002 amendments, the notes also accrue an additional 100 basis points of interest through December 31, 2005, which may be deferred until that date or paid earlier, at the option of the Partnership, except such additional interest must be paid in conjunction with any pre-payments made.  We are currently deferring this additional interest.  As required in the April 2002 amendment, we applied $76.4 million of the Inland South and North tree farm sale proceeds to pay down principal outstanding on these notes and an additional $9.0 million was applied upon receipt of restricted cash from escrow in the fourth quarter of 2002, which was related to the Inland property sales.  As of December 31, 2002, there was $400.7 million outstanding on these senior notes.  The April 2002 amendments allow us to defer principal payments previously due on December 1, 2002, 2003, 2004 and 2005, until December 31, 2005.  We are required to pay $5.0 million in principal on these notes in September 2003.  In addition, we are also required to make mandatory principal payments, on a pro rata basis, with our existing bank debt, if asset sale proceeds or operating cash flow are used to pay outstanding bank principal prior to December 31, 2005.  Also, we may be required to pay the entire outstanding principal balance of the senior notes, plus accrued interest and redemption premiums, on December 31, 2005 if our credit ratings are below investment grade on July 1, 2005.  If our credit ratings are investment grade on July 1, 2005, the note holders have the right to put to us some or all of their outstanding notes (without any associated redemption charges) on December 31, 2005 after giving notice to us on August 1, 2005.  Additionally, we paid the senior note holders an amendment fee of $2.0 million.

The senior notes are redeemable prior to maturity, subject to payment of a redemption premium, which is calculated based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points.  Additionally, the senior notes require the application of asset sale proceeds to principal reduction, which, under certain conditions, may be subject to a redemption charge.  If asset sales are employed by us as a source of funds for the mandatory principal payments required on our acquisition line of credit, as described above, pro rata funds from these asset sale proceeds must also be applied to redeem outstanding senior notes.  Redemption charges incurred on these pro rata payments will be deferred until December 31, 2005, unless we elect to pay the equivalent amount in common units on December 31, 2004.

We accounted for the April 2002 debt restructuring in accordance with Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  Accordingly, the restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank acquisition line of credit was deemed a modification of existing debt.  Pursuant to current accounting rules, we expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses.  We have a balance of deferred fees and expenses of $5.1 million at December 31, 2002 that is being amortized through December 31, 2005.

All of our senior note agreements and bank facilities contain certain restrictive covenants, including:

•                  limitations on harvest levels, capital expenditures, land sales, cash distributions, acquisitions and investments;

•                  the amount of future indebtedness;

•                  restrictions on the use of proceeds from property and other assets sales; and

•                  compliance with certain financial ratios, including minimum cash flow from operations.

The senior notes and bank credit facilities contain cross-default provisions as well as acceleration clauses.  As of December 31, 2002, we were in compliance with all of our bank agreement and senior note covenants.

As of December 31, 2002, $10.0 million of our long-term debt was classified as current, as well as $26.0 million under our revolving credit facility.  Also, an additional $40.0 million of principal is due in January 2004 (of which $9.0 million has been prepaid) and $30.0 million is due in June 2005.

As discussed above, we took significant steps in 2002 to strengthen our financial position, including selling some of our timberland assets and reducing and renegotiating the terms of our indebtedness.  However, as also discussed above, we do not expect to generate sufficient cash from operations, without asset sales, to make the principal payments required under the terms of our indebtedness in September 2003 and January 2004, and we will likely need to sell assets in order to make those payments.  In addition, we are uncertain of our ability to comply with the financial covenants in our debt agreements during 2003.  Our ability to comply with these covenants will depend on our future results of operations and potential future asset sales.  It is not currently possible to predict our ability to achieve our projected results or to consummate required asset sales.  If we fail to comply with these covenants, and if our lenders do not agree to waive the covenants, then we would be in default under our debt agreements.  If we are in default under our debt agreements, our lenders can request immediate repayment of all outstanding principal balances.

Therefore, we are seeking a negotiated recapitalization with our lenders to avoid having to sell assets in the current market environment and to avoid any potential covenant defaults under our debt agreements.  We recently engaged The Blackstone Group L.P. as our financial advisor to assist us in developing a negotiated recapitalization plan.  The objective of the recapitalization is to establish a capital structure that is consistent with our cash flows throughout the industry cycle, and that affords us adequate funding for capital expenditures, working capital needs and debt service requirements.  Throughout this process we intend to remain a reliable supplier of our products to our customers, and we do not expect any interruption to our operations as a result of a recapitalization.  If we do not attain our anticipated results of operations or are not successful in consummating asset sales, or if we are unsuccessful in our negotiated recapitalization efforts, we may need to seek protection from our creditors to protect the interests of all of our stakeholders.

During our debt recapitalization discussions, the bank lenders have questioned a pre-existing lien on a portion of our timberlands.  The lien relates to a purchase option covering approximately 15,000 acres granted by the Partnership to the seller of the timberland when it was purchased by us in 1997.  The bank lenders have asserted that the existence of this lien was not properly disclosed to them during the April 2002 global debt restructuring process.  We disagree with this position.  If the bank lenders are correct in their views on this matter, it would constitute an event of default under our debt agreements.  An event of default under these agreements would permit our lenders to accelerate the maturity of our debt.  Pending resolution of this matter, the bank lenders have indicated that they will not fund any new borrowings under our working capital facility.  As a result, our liquidity has been significantly reduced.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions will support a sustained quarterly distribution.

A summary of our contractual commitments and obligations as of December 31, 2002 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2003	2004 and 2005	2006 and 2007	2008 and beyond
Lines of Credit	$26,000	$26,000	$—	$—	$—
Long-Term Debt(1)	513,190	10,009	503,181	—	—
Purchase Commitments	14,500	2,915	4,745	6,840	—
Operating Leases	28,220	4,187	9,403	6,737	7,893
Capital Leases	236	99	137	—	—
	$582,146	$43,210	$517,466	$13,577	$7,893

(1)  Assumes senior notes are due December 31, 2005.  Some of the principal payments on the senior notes may not be due until after 2005 under certain circumstances.  Please read Note 9 to the Consolidated Financial Statements.

In connection with the sale and sublease of our Bonners Ferry sawmill, we guaranteed the termination value of a sublease.  The current termination value is approximately $2.0 million and the guarantee will remain in place throughout the term of the lease, which extends to November 30, 2010.

Effects of Inflation

We have experienced increased costs due to the effects of inflation on the cost of labor, materials, supplies, energy, plant and equipment. Certain of these increases directly affect income through increased operating costs.  Improved operating efficiencies have partially offset these cost increases.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Following is a list of what we have determined to be our critical accounting policies.  Please read Note 1 of Notes to Consolidated Financial Statements, Summary of Operations and Significant Accounting Policies, for additional information.

Our critical accounting policies relate to the following:

•                  Accounts and notes receivable allowances

•                  Accounting for timber and timberlands

•                  Impairment of assets

•                  Revenue recognition on property and stumpage sales

Accounts and Notes Receivable Allowances

Our accounts receivable have been concentrated among several customers.  We attempt to minimize our credit risk on both our accounts and notes receivable by utilizing various procedures to monitor the credit worthiness of our customers.  In addition, we may mitigate our credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests.  The amount of our allowances for uncollectible accounts and notes receivable are estimated based on historical experience and current knowledge of past due accounts and particular customer circumstances.  In the case of a bankruptcy filing by a customer, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  At December 31, 2002, our allowance for accounts receivable was $1.7 million and is recorded as an offset to accounts receivable on the balance sheet.

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

Accounting for Impairment of Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows when events or circumstances indicate the carrying value may be impaired.  An impairment exists if the stated value of the long-lived asset is not recoverable and exceeds its fair value.

Accordingly, property held for sale is recorded at the lower of cost or the estimated realizable value, less anticipated selling costs.  We base our estimates of realizable value on the condition of the related assets, market values for comparable assets and, in the case of timberlands, the estimated amount and type of timber.  If we are not able to sell these assets for their estimated realizable values, we may incur non-cash charges related to losses upon the sale of the assets.

Revenue Recognition on Property and Stumpage Sales

We recognize revenue on property and stumpage sales at the time of sale, as long as revenue recognition criteria for real property sales, as specified in SFAS No. 66 “Accounting for Sales of Real Estate,” are met.  SFAS No. 66 requires the following:

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

New Accounting Pronouncements

Please read Note 1 of Notes to Consolidated Financial Statements “Summary of Operations and Significant Accounting Policies — New Accounting Pronouncements” for a discussion of new accounting pronouncements and their effects on the Partnership.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our only financial instruments with market risk exposure are our variable rate lines of bank credit.  At December 31, 2002, we had $138.4 million outstanding under our revolving and acquisition credit facilities with a combined weighted average interest rate of 5.06%.  A hypothetical 10 percent increase in interest rates to 5.57% would have a $0.7 million adverse effect on our results of operations and cash flows.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  Our senior notes are not publicly traded and similar instruments are not available for comparison.  We are therefore unable to estimate the fair value of the senior notes.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and footnotes filed as part of this report follow the signature page of this report and begin on page F-1. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2002 is as follows:

In thousands, except per unit data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenue	$122,775	$134,220	$120,940	$106,242
Operating income (loss)	8,072	4,406	(3,741)	1,202
Net loss	(6,932)	(23,179)	(16,744)	(12,216)
Net loss per unit	(0.22)	(0.75)	(0.54)	(0.40)

2001
Revenue	$138,819	$166,158	$163,926	$124,365
Operating income (loss)(1)	2,266	9,732	1,186	(5,540)
Net loss(1)	(13,757)	(6,454)	(12,864)	(20,721)
Net loss per unit(1)	(0.45)	(0.21)	(0.42)	(0.67)

(1)  Restated to reflect a change in accounting from the Last-in, First-out to the average method of costing inventory.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Managing General Partner

Set forth below is certain information concerning the directors and executive officers of the Managing General Partner. As the general partners of the Managing General Partner, Fremont Investors, Inc. and a corporation owned by Fremont Investors, Inc. and Messrs. Stott and Krage, elect directors of the Managing General Partner on an annual basis.  All officers of the Managing General Partner serve at the discretion of the directors of the Managing General Partner.

Directors

Robert Jaunich II, 63, has been the Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners’ Executive Committee.  Mr. Jaunich joined Fremont Group in 1991 as Managing Director and is a member of its Board of Directors and Executive Committee.  He is also a general partner and Managing Director of Freemont Partners.  From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacobs Suchard AG, one of the world’s top four chocolate, sugar confectionery and coffee companies.  Mr. Jaunich currently serves on the board of directors of CNF Inc. (NYSE) and on the boards of various other private companies.

Peter W. Stott, 58, has been a Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994.  Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994.  Mr. Stott is also Chairman and founder of Market Transport, Ltd., a trucking and logistics transportation service company, which employs over 500 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Directors for Liberty Northwest Insurance Company and serves on several non-profit boards.

James A. Bondoux, 63, has been a Director of the Board of Control since its formation and of the Special General Partner since 1991. Mr. Bondoux is a member of the Managing General Partner’s Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux had been a Managing Principal of Fremont Group since December 1984, concentrating on private ventures and special situation equity investments.

Charles E. Carlbom, 68, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee.  Mr. Carlbom is the retired President and Chief Executive Officer of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.  Mr. Carlbom is a director of Bishop Street Funds, Inc. and of Oregon Transfer Company.

John W. Larson, 65, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee.  He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993.  Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

Christopher G. Mumford, 57, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was formerly a General Partner of Scarff, Sears & Associates in San Francisco and a Managing Director of Questor Partners Fund, L.P.  In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994.  Mr. Mumford served on the board of Impco Technologies, Inc., a public company, from 1998 to 2000 and has also served as a director of several privately owned companies.

William L. Smith, 61, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee.  Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 30 years of experience managing and developing large ranch, timberland, recreational and small community properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

Executive Officers

For a description of Peter W. Stott’s background, the President and Chief Executive Officer of the Managing General Partner, see “Directors” above.

Mark V. Allred, C.P.A, 45, joined the Partnership on February 1, 2003 as Vice President of Finance and Corporate Controller.  Prior to joining the Partnership, Mr. Allred was Corporate Controller and Corporate Treasurer for FEI Company, a leading supplier of charged particle beam systems and equipment, since December 1997. Prior to this, Mr. Allred was Controller at Epitope, Inc., a biotechnology and medical products company since November 1996.   From 1982 to 1996, Mr. Allred worked for Deloitte & Touche, LLP, most recently as Senior Audit Manager.

True H. Carr, 53, was promoted to Vice President of Alliance Lumber Segment in January 2003 in connection with the separation of the Wholesale Marketing Segment into two segments; the Trading and Distribution Segment (including our Eugene and Albuquerque operations) and the Alliance Lumber Segment (including the Phoenix, Las Vegas and Reno/Sparks service yards).  Mr. Carr joined Crown Pacific in 1998 upon the Partnership’s acquisition of the Alliance service yards.  Mr. Carr has over 25 years of sales experience in the forest products industry and was a co-founder of the Alliance service yards in 1985.

Gary N. Cremer, 55, was promoted to Vice President of Resources on March 1, 2001.  Mr. Cremer joined Crown Pacific in 1993 as Resource Manager of the Montana Division, and has since been Fee Lands Manager and Land and Timber Manager for the Oregon Division.  Mr. Cremer has over 30 years of experience in timberland management, procurement and acquisition.  From 1979 until joining Crown Pacific, Mr. Cremer was Forester and Resource Manager for WI Forest Products and was Procurement Forester for the Pack River Company from 1977 until 1979.

Steven E. Dietrich, 48, was promoted to Senior Vice President, Chief Financial Officer and Treasurer in August 2002.  Mr. Dietrich joined Crown Pacific in December 1999 as Vice President of Finance.  He has nearly 25 years of experience in the forest products and investment industries.  Before joining the Partnership, Mr. Dietrich was Director of Investments for UBS Brinson Timber Group, a global timber investment advisor, since 1998.  From 1991 to 1998, Mr. Dietrich was Vice President, Senior Research Analyst for D.A. Davidson & Co.  Prior to 1991, Mr. Dietrich served in senior staff positions at Bohemia and WTD Industries, and as a service forester for the NJ Bureau of Forest Management.

John S. Ernst, 43, was promoted to Vice President of Manufacturing on June 1, 2001.  Mr. Ernst joined Crown Pacific in 1991 following the acquisition of Gilchrist Timber Company in Gilchrist, Oregon.  Since 1998, Mr. Ernst has been Division Manager for the Oregon manufacturing facilities.  From 1995 until 1997, Mr. Ernst was Corporate Operations Manager for the manufacturing facilities in Oregon, Idaho, Montana and Washington.  Prior to 1995, Mr. Ernst served as Division Manager for Oregon and Plant Manager and Maintenance Supervisor for the Gilchrist manufacturing facility.

Roger L. Krage, 55, was promoted to Senior Vice President of Corporate Affairs, General Counsel and Corporate Secretary of the Managing General Partner in January 1998.  From 1994 until January 1998, Mr. Krage was Secretary and General Counsel of the Managing General Partner and served in comparable capacities for the Partnership’s predecessors from 1988 to 1994.  Mr. Krage has been involved in the legal, administrative, financial and risk management aspects of the forest products business for over 23 years. In addition to overseeing the legal affairs of Crown Pacific, he is closely involved with the development and implementation of corporate planning.

P.A. (“Tony”) Leineweber, 58, Vice President of Administration of the Managing General Partner, has been with Crown Pacific and the Partnership’s predecessors since 1990.  Mr. Leineweber oversees the administrative, personnel, risk management and community relations functions and has over 25 years experience in managing these corporate functions.  Mr. Leineweber also serves as a director on the board of TOC Management Services, a wood products based human resource services firm.  Prior to joining the Partnership, Mr. Leineweber held various senior management and executive positions with Market Transport, Ltd. from 1976 to 1990.

L. James Weeks, 61, became the Vice President of Marketing and Sales in January 2003 in connection with the separation of the Partnership’s Wholesale Marketing Segment into two separate segments.  Mr. Weeks is responsible for overall management of the Partnership’s Trading and Distribution Segment and the mill lumber sales department.  Mr. Weeks joined Crown Pacific in 1996 to oversee all marketing and sales activities of the Partnership.  Mr. Weeks has over 33 years experience in the forest products industry, primarily in sales and marketing related functions.  Mr. Weeks was formerly President of Maywood-Anderson Forest Products Company, a wholesale sales company, and was with that firm from 1982 through 1996 in several executive capacities.  Crown Pacific acquired Maywood-Anderson in September 1996.  Mr. Weeks was President of Mallery-Weeks Lumber Company from 1979 through 1982 and held various management positions with Wickes Forest Industries from 1969 through 1978.  Mr. Weeks is a past member of the Board of Governors of the Western Wood Products Association.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Managing General Partner’s directors and executive officers, and persons who own more than ten percent of the Partnership’s common units, to file reports of ownership and changes in ownership with the Commission and the NYSE.  Based on our review of the copies of such reports received by us and on written representations received by us, we believe that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during 2002 except that Charles E. Carlbom, a Director of the Partnership, failed to timely file one Form 4, Statement of Changes in Beneficial Ownership, regarding the sale of Partnership units.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer, the four other most highly compensated executive officers during the last fiscal year and one additional person who would have been included, except for the fact that his employment with the Partnership terminated prior to December 31, 2002 (together, the “named executive officers”) for services rendered to the Partnership in all capacities during each of the last three fiscal years.  The table also indicates the capacity in which each named executive served at the end of 2002.

				Long-Term Compensation
				Awards	Payouts	All Other Compensation ($)
Name and Principal Position	Year			Securities Underlying Options (#)	LTIP Payouts ($) (A)
		Annual Compensation
		Salary ($)	Bonus ($)
Peter W. Stott(B)	2002	$656,250	$—	—	$113,197	$6,270
President and Chief	2001	750,000	93,750	60,000	210,647	5,367
Executive Officer	2000	750,000	281,250	55,000	217,080	5,346

Roger L. Krage	2002	350,000	—	—	79,568	—
Senior Vice President,	2001	350,000	43,750	40,000	147,875	—
Secretary and General Counsel	2000	350,000	131,250	40,000	152,279	—

L. James Weeks	2002	240,625	—	—	47,812	—
Vice President, Wholesale	2001	275,000	12,500	20,000	56,446	—
Operations	2000	275,000	37,500	25,000	49,244	—

Steven E. Dietrich(C)	2002	225,000	50,000	—	—	—
Senior Vice President,	2001	200,000	12,500	25,000	—	—
Chief Financial Officer and Treasurer	2000	200,000	87,500	—	—	5,071

P.A. Tony Leineweber	2002	206,000	—	—	47,812	—
Vice President,	2001	206,000	12,500	25,000	91,254	—
Administration	2000	206,000	37,500	25,000	94,471	—

Richard D. Snyder(D)	2002	250,000	75,000	—	60,807	347,997
Former Senior V.P. and	2001	300,000	37,500	30,000	92,271	—
Chief Financial Officer	2000	300,000	112,500	25,000	95,035	—

(A)       Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan.

(B)         All other compensation for Mr. Stott in 2000, 2001 and 2002 represents club dues reimbursed by the Partnership.

(C)         All other compensation for Mr. Dietrich in 2000 represents relocation expenses reimbursed by the Partnership.

(D)        Mr. Snyder’s employment with the Partnership terminated July 31, 2002.  All other compensation for Mr. Snyder in 2002 includes $47,997 related to accrued vacation paid out upon termination of his employment and a $300,000 severance payment.

Unit Option Grants

No options were granted under the Partnership’s unit option plans in 2002.

Option Exercises and Holdings

The following table provides information concerning the exercise of options during 2002 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable			Value of Unexercised In-The-Money Options At FY-End ($) (A) Exercisable/ Unexercisable
Peter W. Stott	—	—	365,035	/	114,500	—	/	—
Roger L. Krage	—	—	308,835	/	80,000	—	/	—
L. James Weeks	—	—	52,500	/	43,500	—	/	—
Steven E. Dietrich	—	—	2,500	/	22,500	—	/	—
P.A. Tony Leineweber	—	—	93,000	/	48,000	—	/	—
Richard D. Snyder(B)	—	—	141,700	/	—	—	/	—

(A)      None of the named executive officers had options that were ‘in-the-money’ at December 31, 2002.  The market value of the Partnership’s common units at December 31, 2002 was $1.79.

(B)        Pursuant to the terms of his option agreements, Mr. Snyder’s options expired on January 31, 2003.

Long-Term Incentive Plan Awards

There were no distribution equivalent rights (“DERs”) granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan during 2002.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

BENEFICIAL OWNERSHIP

The following table sets forth, as of February 28, 2003, certain information furnished to the Partnership with respect to ownership of the Partnership’s common units of (i) each Director, (ii) the named executive officers, (iii) all persons known by the Partnership to be beneficial owners of more than 5 percent of its common units, and (iv) all current executive officers and Directors as a group:

	Common Units
Shareholder	Number Of Units	Percent of Units Outstanding
Fremont Investors, Inc.(1)(2)	3,859,269	12.6%

Crown Pacific Administrative L.P.(3)	2,711,320	8.9%

Robert Jaunich II(4)	5,353,427	17.5%

Peter W. Stott(5)	4,478,736	14.5%

James A. Bondoux(6)	2,712,320	8.9%

Cardinal Capital, L.P.(7)	1,826,400	6.0%

Van Den Berg Management(8)	1,767,250	5.8%

Carlson Capital , L.P.(9)	1,593,500	5.2%

Roger L. Krage(10)	421,562	1.4%

Richard D. Snyder	1,497	*

P.A. Tony Leineweber(11)	114,500	*

Christopher G. Mumford	68,976	*

L. James Weeks(12)	86,708	*

John W. Larson	26,485	*

William L. Smith	2,400	*

Charles E. Carlbom	1,250	*

Steven E. Dietrich(13)	7,500	*

All current executive officers and directors as a group (15 persons)(14)	8,161,155	25.8%

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

(3)           The current address for Crown Pacific Administrative, L.P. is 805 S.W. Broadway Street, Suite 1500, Portland, Oregon 97205.

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

(5)           Includes: (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units; (ii) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; (iii) 415,535 common units subject to options exercisable within 60 days of February 28, 2003; and (iv) 400 shares held by Mr. Stott’s spouse.  Current address is 805 S.W. Broadway Street, Suite 1500, Portland, Oregon 97205.

(6)           Includes 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Bondoux is a director.  Mr. Bondoux disclaims beneficial ownership of such units.  Current address is PMB #510, 930 Tahoe Blvd., Unit 802, Incline Village, Nevada 89451.

(7)           Current address is One Fawcett Place, Greenwich, CT 06830. Information obtained from Schedule 13F filed on December 31, 2002.  Cardinal Capital L.P. is an investment advisor.  Cardinal Capital L.P. has shared voting and dispositive power with respect to 863,500 units.

(8)           Current address is 1301 Capital of Texas Hwy, Suite B-228, Austin, Texas 78746.  Information obtained from Schedule 13G dated March 5, 2003, as filed with the Securities and Exchange Commission by Van Den Berg Management, an investment advisor.  Van Den Berg Management has shared voting and dispositive power with respect to 1,755,550 units and sole voting and dispositive power with respect to 11,700 units.

(9)           Current address is 2100 McKinney Avenue, Suite 1600, Dallas, Texas 75201.  Information obtained from Schedule 13D dated July 25, 2002 as filed with the Securities and Exchange Commission by Carlson Capital, L.P. (Carlson Capital), Carlson Offshore Advisors, L.P. (Carlson Offshore Advisors) and Clint D. Carlson and from Schedule 13F filed on December 31, 2002.  Carlson Capital and Carlson Offshore Advisors act as investment advisor and/or general partner to several private investment funds and managed accounts, which are the ultimate beneficial owners of the 1,593,500 units.  The general partner of both Carlson Capital and Carlson Offshore Advisors is Asgard Investment Corp., of which, Mr. Clint D. Carlson is the President and sole director.  Carlson Capital, Carlson Offshore Advisors and Clint D. Carlson have shared voting and dispositive power with respect to all 1,593,500 units.  Clint D. Carlson disclaims beneficial ownership of the 1,593,500 units, however, he directly holds 5,000 units for which he has sole voting and dispositive power.

(10)     Includes 344,835 common units subject to options exercisable within 60 days of February 28, 2003. Current address is 805 S.W. Broadway Street, Suite 1500, Portland, Oregon 97205.

(11)     Includes 113,500 units subject to options exercisable within 60 days of February 28, 2003.

(12)     Includes 2,801 units beneficially owned by Mr. Weeks’ spouse and 72,000 units subject to options exercisable within 60 days of February 28, 2003.

(13)     Includes 7,500 units subject to options exercisable within 60 days of February 28, 2003.

(14)     Includes: (i) 1,252,255 common units owned directly by the current executive officers and directors as a group; (ii) 2,711,320 common units beneficially owned by Crown Pacific Administrative, of which Mr. Stott and Mr. Krage are directors and shareholders; (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director; (iv) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director; (v) 1,466,758 common units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director; (vi) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; (vii) 400 shares held by Mr. Stott’s spouse; (viii) 2,801 units owned by Mr. Weeks’ spouse; (ix) 174,002 common units held by Trap King LLP, a partnership owned by Mr. Carr; and (x) 1,084,620 common units subject to options exercisable within 60 days of February 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes equity securities authorized for issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by unitholders	—	—	—

Equity compensation plans not approved by unitholders(1)	1,597,670	$18.40	—	(2)
Total	1,597,670	$18.40	—

(1)          Our Partnership Agreement gives sole discretion to the Managing General Partner to adopt any employee compensation plan on behalf of the Partnership without a vote of the limited partners.

(2)          Our unit option plans do not have preset limits on the number of options that can be granted.  Pursuant to our 1994 and 2000 option plans, total options granted in any one year cannot exceed 1% of the total outstanding units.  For a description of the material terms of each of the Partnership’s equity compensation plans, see Notes 11 and 12 to the Consolidated Financial Statements included in this report.

Item 13.  Certain Relationships and Related Transactions

As provided by the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership.  These cost reimbursements totaled $4.4 million in 2002.

During 2002, the Partnership paid $100,000 to Fremont Investors, Inc. for management services provided.

The above related party transactions were conducted at arm’s length and were approved by disinterested members of the Board of Control of the Managing General Partner of the Partnership.

Item 14.  Controls and Procedures

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

The following schedule and report thereon is filed herewith:

Report of Independent Accountants on Financial Statement Schedule
Schedule II	Valuation and Qualifying Accounts

Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

10.6

Amendment No. 1 to $91,000,000 Senior Notes, Series A, B, C and D, due 2006-2013, dated as of January 15, 1998 (Filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.7

Note Purchase Override Agreement, dated as of April 19, 2002, among Crown Pacific Limited Partnership and all Senior Note Holders (filed as exhibit 10.4 to the Registrant’s Form 8-K dated April 19, 2002).

10.8	Registration Rights Agreement, dated as of April 19, 2002 among Crown Pacific Limited Partnership and all Senior Note Holders (filed as exhibit 10.5 to the Registrant’s Form 8-K dated April 19, 2002).

10.9

Amended and Restated Credit Agreement dated December 1, 1999 between Crown Pacific Limited Partnership and Bank of America, N.A. as agents for Union Bank of California, N.A. as Syndication Agent and Bank of Montreal and KeyBank National Association, as co-agents (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.10	First Amendment, dated April 20, 2001, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.11

Second Amendment, dated November 7, 2001, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.12	Third Amendment, dated April 19, 2002, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.1 to the Registrant’s Form 8-K dated April 19, 2002).

10.13	Schedule 1.1B to Third Amendment, dated April 19, 2002, to Amended and Restated Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 8-K dated April 19, 2002).

10.14

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

10.15

First Amendment, dated April 20, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.16

Second Amendment, dated November 7, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.17	Third Amendment, dated April 19, 2002, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.3 to the Registrant’s Form 8-K dated April 19, 2002).

10.18	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. (filed as exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

Exhibit No.	Description
10.19

Intercreditor Agreement, dated as of April 19, 2002 between and among Crown Pacific Limited Partnership, Crown Pacific Partners, L.P., Bank of America, N.A., as agent for the Facility A Banks and each of the Senior Note Holders and each of the Facility A Banks and Senior Note Holders. (filed as exhibit 10.6 to the Registrant’s Form 8-K dated April 19, 2002).

10.20	Amended and Restated Employment Agreement for Peter W. Stott dated September 20, 1999 (Filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.21	Amended and Restated Employment Agreement for Roger L. Krage dated September 20, 1999 (Filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.22	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999 (Filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.23	Amended and Restated Employment Agreement for L. James Weeks dated Sept. 20, 1999 (Filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.24*	Amended and Restated Employment Agreement for Steven E. Dietrich dated December 31, 1999, including First Supplement to Amended and Restated Employment Agreement dated July 1, 2002.

10.25	Form of Purchase Rights Agreement (Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 83-85066).

10.26	1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 1997).

10.27	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.28	Crown Pacific Management Limited Partnership 2000 Unit Option Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).

18	Letter regarding change in accounting principle (filed as Exhibit 18 to the Registrant’s Form 10-K for the year ended December 31, 2001).

21	List of Subsidiaries (Filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 No. 33-85066).

23*	Consent of PricewaterhouseCoopers LLP.

99.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

March 31, 2003		CROWN PACIFIC PARTNERS, L.P.

(Registrant)

	By:	Crown Pacific Management

Limited Partnership,

as Managing General Partner

	By:	/s/ Peter W. Stott

Peter W. Stott

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the behalf of the registrant and, in the capacities indicated on March 31, 2003, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant’s Managing General Partner.

By:	/s/ Robert Jaunich II	Chairman of the Board of Control,
	Robert Jaunich II	Executive Committee

By:	/s/ Peter W. Stott	President and Chief Executive
	Peter W. Stott	Officer & Member, Board of Control, Executive
Committee, Crown Pacific Management, L.P.
(Principal Executive Officer)

By:	/s/ Steven E. Dietrich	Senior Vice President & Chief Financial Officer
	Steven E. Dietrich	Crown Pacific Management, L.P.
(Principal Financial and Accounting Officer)

By:	/s/ Charles E. Carlbom	Member, Board of Control,
	Charles E. Carlbom	Audit Committee

By:	/s/ John W. Larson	Member, Board of Control,
	John W. Larson	Audit Committee

By:	/s/ Christopher G. Mumford	Member, Board of Control,
	Christopher G. Mumford	Audit Committee

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Peter W. Stott, certify that:

1.               I have reviewed this annual report on Form 10-K of Crown Pacific Partners, L.P.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Peter W. Stott

Peter W. Stott

Director, President and

Chief Executive Officer

Crown Pacific Partners, L.P.

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Steven E. Dietrich, certify that:

1.               I have reviewed this annual report on Form 10-K of Crown Pacific Partners, L.P.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Steven E. Dietrich

Steven E. Dietrich

Senior Vice President and

Chief Financial Officer

Crown Pacific Partners, L.P.

Report of Independent Accountants

To the Board of Control of
Crown Pacific Management
Limited Partnership and
the Partners of
Crown Pacific Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries (the “Partnership” or “Crown Pacific”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Also as discussed in Notes 1 and 3 of Notes to Consolidated Financial Statements, the Partnership retroactively changed its method of accounting for certain inventories from the Last-in, First-out (LIFO) method to average cost, effective January 1, 2002.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Notes 1 and 9 of Notes to Consolidated Financial Statements, the Partnership has suffered recurring losses from operations, has significant debt service requirements and restrictive debt covenants that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Notes 1 and 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Oregon

March 21, 2003

Crown Pacific Partners, L.P.

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

	For the Year Ended December 31,
	2002	2001	2000
		(as restated)	(as restated)
Revenues	$484,177	$593,268	$787,311

Operating costs:
Cost of products sold	451,560	544,129	678,826
Impairment of assets	—	5,289	—
Gain on sale of assets	(8,756)	—	—
Selling, general and administrative expenses	31,434	36,206	39,541

Operating income	9,939	7,644	68,944

Interest expense	51,824	61,541	59,579
Debt restructuring and redemption premium	15,366	—	—
Amortization of debt issuance costs	2,612	2,741	910
Other income, net	(792)	(2,842)	(5,261)

Net (loss) income	$(59,071)	$(53,796)	$13,716

Net (loss) income per unit	$(1.92)	$(1.74)	$0.45

Weighted average units outstanding	30,527,030	30,521,621	30,404,136

Note:                   2001 and 2000 amounts have been restated to reflect a change in accounting from the Last-in, First-out (LIFO) to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2002	2001
		(as restated)

Assets

Current assets:
Cash and cash equivalents	$12,993	$9,219
Accounts receivable, net of allowances of $1,655 and $1,000	39,833	85,120
Notes receivable	2,540	7,194
Inventories	33,385	33,626
Deposits on timber cutting contracts	1,135	1,441
Prepaid and other current assets	4,023	3,177
Property held for sale	30	184,405

Total current assets	93,939	324,182
Property, plant and equipment, net of accumulated depreciation of $42,609 and $40,277	53,484	55,756
Timber, timberlands and roads, net	413,987	433,183
Goodwill	34,272	34,272
Other assets	17,283	8,970

Total assets	$612,965	$856,363

Liabilities and Partners’ Capital

Current liabilities:
Revolving credit facility	$26,000	$19,000
Accounts payable	10,766	31,557
Accrued expenses	7,886	12,708
Accrued interest	7,798	10,132
Current portion of long-term debt	10,009	174,064

Total current liabilities	62,459	247,461
Long-term debt	503,181	511,406
Other non-current liabilities	9,170	270
	574,810	759,137

Commitments and contingent liabilities

Partners’ capital:
General partners	(906)	(315)
Limited partners (30,527,030 units outstanding at December 31, 2002 and 2001)	39,061	97,541
Total partners’ capital	38,155	97,226

Total liabilities and partners’ capital	$612,965	$856,363

Note:                   2001 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
		(as restated)	(as restated)
Cash flows from operating activities:
Net (loss) income	$(59,071)	$(53,796)	$13,716
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	30,574	41,739	55,949
Redemption premium and write-off of deferred charges	11,200	—	—
Deferred interest	3,125	—	—
Loss on purchase commitments	3,757	—	—
Impairment of assets	—	5,289	—
Gain on sale of assets	(8,866)	(13,151)	(19,532)
Net change in current assets and liabilities, net of the effects of business combinations:
Accounts and notes receivable	31,402	28,770	(20,079)
Inventories	231	23,198	(1,418)
Deposits on timber cutting contracts	306	1,370	(531)
Prepaid and other current assets	(554)	(2,040)	1,482
Accounts payable and accrued expenses	(26,262)	(27,601)	10,472
Net cash (used in) provided by operating activities	(14,158)	3,778	40,059

Cash flows from investing activities:
Additions to timberlands	(6,101)	(9,281)	(102,942)
Additions to timber cutting rights	(476)	(201)	(14,662)
Additions to property, plant and equipment	(3,269)	(9,009)	(39,412)
Proceeds from sales of property	192,903	26,882	32,774
Principal payments received on notes	4,990	2,891	2,253
Acquisition of businesses, net of cash received	—	—	(3,511)
Other investing activities	(16)	13	(1,427)
Net cash provided by (used in) investing activities	188,031	11,295	(126,927)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	7,000	(13,000)	32,000
Proceeds from issuance of long-term debt	156	29	117,444
Repayments of long-term debt	(172,436)	(3,691)	(848)
Distributions to partners	—	—	(70,102)
Capital contributions	—	45	980
Other financing activities	(4,819)	(3,774)	315
Net cash (used in) provided by financing activities	(170,099)	(20,391)	79,789

Net increase (decrease) in cash and cash equivalents	3,774	(5,318)	(7,079)
Cash and cash equivalents at beginning of period	9,219	14,537	21,616

Cash and cash equivalents at end of period	$12,993	$9,219	$14,537

Note:                   2001 and 2000 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Consolidated Statements of Changes in Partners’ Capital

(In thousands)

	General Partnership Interest	Limited Partnership Interest

Balances, December 31, 1999 (as restated)	$1,541	$202,660
Equity issuance costs and other	—	(3)
Issuance of partnership units	—	2,145
Contribution of capital	20	—
Net income for the year	137	13,579
Distributions	(1,520)	(68,582)

Balances, December 31, 2000 (as restated)	178	149,799
Issuance of partnership units	—	1,000
Contribution of capital	45	—
Net loss for the year	(538)	(53,258)

Balances, December 31, 2001 (as restated)	(315)	97,541
Net loss for the year	(591)	(58,480)

Balances, December 31, 2002	$(906)	$39,061

Note:                   2001 and 2000 amounts have been restated to reflect a change in accounting from the LIFO to the average method of costing inventory.

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Summary of Operations

Crown Pacific Partners, L.P. (the “Partnership” or “Crown Pacific”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing assets located in the northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing, marketing and distribution of lumber and other wood products and building supplies.

Crown Pacific Management Limited Partnership (the “Managing General Partner”) manages the businesses of the Partnership and the Operating Partnership. The Managing General Partner owns a 0.99% general partner interest in the Partnership and a 1.01% general partner interest in the Operating Partnership. Crown Pacific, Ltd. (“CPL”), through its 99.98% owned subsidiary, Crown Pacific Administrative L.P., is the Special General Partner of the Partnership, and, with the Managing General Partner, comprise the General Partners of the Partnership.  The Special General Partner owns a 0.01% general partner interest and an 8.70% limited partnership interest in the Partnership. All management decisions related to the Partnership are made by the Managing General Partner. Unitholders have voting rights for certain issues as outlined in the Partnership Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  The Partnership has experienced operating losses in each of the last nine fiscal quarters, and has recently experienced decreased liquidity.  The Partnership’s loan agreements contain financial covenants that it may not be able to meet.  These factors raise substantial doubt about the Partnership’s ability to meet future expected expenditures necessary to continue as a going concern.  The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  The Partnership is currently pursuing a financial recapitalization to enable it to continue as a going concern.  If the Partnership is not able to obtain waivers of any future covenant violations or to successfully negotiate a recapitalization with its lenders, the Partnership may need to seek protection from creditors to protect the interests of all of its stakeholders.

Principles of Consolidation

All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Restatement

Certain balances in the prior years’ financial statements have been restated due to a change in the Partnership’s method of accounting for manufacturing log and lumber inventories from the lower of Last-in, First-out (LIFO) cost or market to the lower of average cost or market.  See Note 3 for a complete discussion of this restatement.

Revenue Recognition

The Partnership recognizes revenue from log sales upon delivery to the customer.  Revenue from manufactured lumber and sales from distribution inventories are recognized upon shipment.  The Partnership recognizes revenue from sales of real property, including standing timber, at the time of sale, as long as revenue recognition criteria for real property sales, as specified in Statement of  Financial Accounting Standards (SFAS) No. 66 “Accounting for Sales of Real Estate,” are met.  SFAS No. 66 requires the following:

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

•                  All conditions precedent to closing, including the transfer of title, have been performed; and

•                  Risks and rewards, other than catastrophic loss, have been transferred and the Partnership does not have substantial continuing involvement.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of funds invested in overnight repurchase agreements. The Partnership considers all liquid investments that have original maturities of three months or less to be cash equivalents.

Accounts and Notes Receivable

The Partnership’s accounts receivable have been, and may continue to be, concentrated among several customers.  The Partnership attempts to minimize its credit risk on both its accounts and notes receivable by utilizing various procedures to monitor the credit worthiness of its customers.  In addition, the Partnership may mitigate its credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests.  The amount of the Partnership’s allowances for uncollectible accounts and notes receivable are estimated based on historical experience and current knowledge of past due accounts and particular customer circumstances.  In the case of a bankruptcy filing by a customer, deterioration in the customer’s operating results or financial position or other material events impacting their business, the Partnership records a specific allowance for bad debt to reduce the related receivable to the amount expected to be recovered given all information presently available.  If circumstances related to specific customers change, the Partnership’s estimates of the recoverability of receivables could materially change.  Receivables expected to be collected beyond one year are discounted using an appropriate interest rate.  As of December 31, 2002 and 2001 discounts associated with receivables were $0.5 million and $1.1 million, respectively.

At December 31, 2002, 23% and 18% and at December 31, 2001, 25% and 12% of the Partnership’s accounts receivable were derived from two customers, respectively.

Inventories

All inventories, consisting of lumber, logs and building supplies, are stated at the lower of average cost or market.

Deposits on Timber Cutting Contracts and Timber Deeds

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

In 2002, the Partnership recognized a loss on purchase commitments with the U.S. Forest Service and private timber deeds of $3.8 million, which is included in cost of products sold and represents the estimated probable loss to be recognized on these contracts through 2003, the completion date, or the estimated harvest dates, for these contracts.  The Partnership entered into these contracts several years ago to ensure adequate raw material supply for its Gilchrist and Prineville sawmills.  Both market demand and pricing for the lumber output from these commitments have declined significantly since the commitments were made.

Property, Plant and Equipment

Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend the useful life, are recorded at cost, including capitalized interest during construction, of $0.12 million, $0.25 million and $1.03 million for the years ended December 31, 2002, 2001, and 2000, respectively.  Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

Depreciation is calculated for financial reporting purposes using the straight-line method that is based on estimated useful lives as follows:

Buildings and leasehold improvements:	10 to 25 years
Machinery and equipment:	3 to 10 years

Timber and Timberlands

Timber and timberlands, including purchased timber deeds and logging roads, are stated at cost less depletion for timber and timber deeds previously harvested and accumulated amortization related to roads. Amortization of the Partnership’s logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber.  The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques.  These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 7).  Changes in these estimates have no impact on the Partnership’s cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.   Cutting rights are included in timber, timberlands and roads on the accompanying consolidated balance sheet.

Impairment or Disposal of Long-Lived Assets

The Partnership accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Partnership adopted SFAS No. 144 effective January 1, 2002 and previously accounted for impairment of long-lived assets under SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows when events or circumstances indicate the carrying value may be impaired.  An impairment exists if the stated value of the long-lived asset is not recoverable and exceeds its fair value (see Note 5).

Accordingly, property held for sale is recorded at the lower of cost or the estimated realizable value, less anticipated selling costs.  The Partnership bases its estimates of realizable value on the condition of the related assets, market values for comparable assets and, in the case of timberlands, the estimated amount and type of timber.  If the Partnership is not able to sell these assets for their estimated realizable values, it may incur non-cash charges related to losses upon the sale of the assets.

Goodwill

Beginning January 1, 2002, the Partnership accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually.  The first step of the impairment test is to identify a potential impairment.  The second step of the impairment test measures the amount of the impairment loss, if any.  The Partnership did not record any impairment losses during 2002, 2001 or 2000.  The Partnership had goodwill totaling $34.3 million at December 31, 2002 and 2001.

The following table discloses what reported net (loss) income, as restated, would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense recognized in those periods related to goodwill that is no longer being amortized (in thousands, except per unit amounts).

Year Ended December 31,	2001	2000
Net (loss) income as reported	$(53,796)	$13,716
Add back amortization of goodwill	910	882
Adjusted net (loss) income	$(52,886)	$14,598

Basic and diluted net (loss) income per unit as reported	$(1.74)	$0.45
Adjustment for add back of amortization expense	0.02	0.03
Adjusted basic and diluted net (loss) income per unit	$(1.72)	$0.48

Debt Issuance Costs

Debt issuance costs include all costs and fees incurred that are directly related to obtaining or amending credit facilities.  These costs are amortized using the straight-line method over the term of the related credit agreement or amendment. Unamortized debt issuance costs were $5.1 million and $8.2 million at December 31, 2002 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheet (see Note 9).

Income Taxes

The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders.

Unit-Based Compensation

During 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock Based Compensation,” which defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net (loss) income and net (loss) income per unit, as if the fair value based method of accounting defined in this statement had been applied. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.  The Partnership adopted SFAS No. 148 in December 2002.  The Partnership has elected to account for its unit-based compensation plans (which are described in Note 11) under APB No. 25.

The Partnership has computed, for pro forma disclosure purposes, the impact on net (loss) income and net (loss) income per unit if the Partnership had accounted for its unit-based compensation plans in accordance with SFAS No. 123 as follows (2001 and 2000 restated for the Partnership’s change in method of accounting for inventory, see Note 3):

Year Ended December 31,	2002	2001	2000
(In thousands, except per unit amounts)
Net (loss) income:
As reported	$(59,071)	$(53,796)	$13,716
Fair value of unit-based employee compensation	(88)	(125)	(426)
Pro forma	$(59,159)	$(53,921)	$13,290
Basic and diluted net (loss) income per unit:
As reported	$(1.92)	$(1.74)	$0.45
Pro forma	$(1.92)	$(1.75)	$0.43

The assumptions used in the Black-Scholes option pricing model for calculating the fair value of unit option grants were:

	2001	2000
Risk-free interest rate	5.20%	6.58%
Expected years until exercise	8	8
Expected unit volatility	36%	34%
Distribution yield	0%	12%

Utilizing these assumptions, the fair value per unit granted was $1.25 and $1.23 for the years ended December 31, 2001 and 2000, respectively.  There were no unit options granted during 2002.

There was no stock-based employee compensation included in net (loss) income for any of the periods presented since all options were granted with exercise prices equal to the fair market value of the Partnership’s units on the date of grant.

Per Unit Information

Net (loss) income per unit is calculated using the weighted average number of common units outstanding, divided into net (loss) income, after adjusting for the 1.01% General Partner interest.  Unit options outstanding are excluded from the weighted average number of common units outstanding because, under the unit option plans, units are generally purchased in the open market in order to satisfy any options exercised.

Sales to Exporters

The Partnership sells logs to domestic customers engaged in exporting activities. Total sales to those customers were $4.0 million, $1.5 million and $7.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including those related to timber volumes and related depletion and amortization of costs, impairment of assets, including goodwill, and assumptions that affect the amounts reported in the consolidated financial statements and related notes to consolidated financial statements.  The Partnership bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time.  Actual results could differ from these estimates under different assumptions or conditions and changes in such estimates may affect amounts reported in future periods.

Financial Instruments

All of the Partnership’s significant financial instruments are recognized in its consolidated balance sheet.  Carrying values approximate fair value, unless otherwise noted (see Note 9).

Derivative Financial Instruments

The Partnership accounts for derivative instruments according to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be recorded on the balance sheet at fair value.  The Partnership did not have any derivative financial instruments outstanding during 2002 or 2001 and it does not enter into derivative instruments on a regular basis.

Concentration of Credit Risk

The Partnership is subject to credit risk through short-term cash investments and trade and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions.  At times, such investments may be in excess of the FDIC insurance limit. Credit risk on trade receivables is mitigated by control procedures to monitor the credit worthiness of customers.  The Partnership may also mitigate credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests or performing credit worthiness procedures or both. At December 31, 2002, 23% and 18% and at December 31, 2001, 25% and 12% of the Partnership’s accounts receivable were derived from two customers, respectively.

Environmental Costs

The Partnership expenses environmental costs incurred related to its operations and for which no current or future benefit is discernible.  Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

Non-Cash Transactions and Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

Year Ended December 31,	2002	2001	2000
Cash paid for interest	$51.2 million	$62.3 million	$59.4 million
Notes received in exchange for timber land sales	—	$1.5 million	$1.1 million
Units issued to satisfy a contingent purchase price commitment related to the acquisition of Desert Lumber	—	$1.0 million	$1.0 million

New Accounting Pronouncements

For a discussion of SFAS No. 142, see “Goodwill” above.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  The Partnership is required to adopt the provisions of SFAS No. 143 no later than the first quarter of 2003.  SFAS No. 143 is not expected to have a material effect on the Partnership’s financial position, results of operations or cash flows.

For a discussion of SFAS No. 144, see “Impairment or Disposal of Long-Lived Assets” above.  The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Partnership’s financial position, results of operations or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged.  The Partnership adopted the provisions of SFAS No. 145 during 2002, which did not have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The Partnership does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position, results of operations or cash flows.

For a discussion of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” see “Unit-Based Compensation” above.  The Partnership adopted the amended disclosure provisions of SFAS No. 148 for the fiscal year ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Guaranties of the Partnership are disclosed in Note 16. The Partnership is reviewing the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material effect on its financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  The Partnership does not anticipate that the adoption of FIN 46 will have a material effect on its financial position, results of operations or cash flows.

2. Acquisitions

In January 2000, the Partnership completed the acquisition of Cheshire Sales Company, Inc. of Albuquerque, New Mexico for $5.5 million, consisting of $3.7 million in cash, $1.2 million in Partnership units (64,787 units) and $0.6 million in assumed debt.  Additional consideration of $0.3 million was to be paid in each of 2000, 2001 and 2002 if certain cash flow targets were met in those years.  Consideration of $0.3 million was paid in 2000 when the cash flow target was met.  The cash flow target was not met in 2001 or 2002.  The acquisition was accounted for as a purchase and the results of Cheshire Sales’ operations have been included with those of the Partnership since the acquisition date.  Goodwill related to this acquisition was $3.6 million.

3. Inventories

Inventories consisted of the following (in thousands):

December 31,	2002	2001
		(as restated)
Lumber	$5,079	$5,749
Logs	2,355	1,809
Supplies	3,455	3,187
Manufacturing inventory	10,889	10,745
Wholesale products	22,496	22,881
Total	$33,385	$33,626

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

The following is a reconciliation of the impact of the restatement on previously reported amounts.

	Year Ended December 31,
Statement of Operations (in thousands, except per unit amounts)	2001	2000
Net (loss) income as previously reported	$(53,438)	$13,332
Adjustment for change in accounting principle	(358)	384
Net (loss) income as adjusted	$(53,796)	$13,716

Basic and diluted (loss) income per share as previously reported	$(1.73)	$0.43
Adjustment for change in accounting principle	(0.01)	0.02
Basic and diluted (loss) income per share as adjusted	$(1.74)	$0.45

Manufacturing inventories at December 31, 2002 and 2001 include a $1.0 million and $0.3 million (as restated), respectively, write down to net realizable value.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2002	2001
Land and land improvements	$4,366	$4,850
Buildings	7,330	7,323
Machinery and equipment	83,736	87,965
Construction in progress	661	121
	96,093	100,259
Less: accumulated depreciation	(42,609)	(40,277)
Less: assets held for sale	—	(4,226)
Property, plant and equipment, net	$53,484	$55,756

5. Sales of Assets

During the fourth quarter of 2002, the Partnership sold its Coeur d’Alene mill site assets for net proceeds of $4.2 million and recognized a gain of approximately $10,000, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm for proceeds of approximately $132.2 million, which were used to pay down outstanding debt and related redemption premium as discussed in Notes 8 and 9. The Partnership recognized a gain on this sale of approximately $6.0 million, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

The Partnership closed the sale of its Inland North tree farm on April 30, 2002. The proceeds, net of certain fees, expenses and escrow hold-backs, of approximately $46.4 million, were also used to pay down outstanding debt and related redemption premium as discussed in Note 9.  The Partnership recognized a gain of approximately $1.4 million on this sale, which is included in gain on sale of assets in the accompanying consolidated statement of operations.

The Partnership received $17.9 million released from escrow on October 24, 2002 as a result of a timber verification cruise of its Inland North and South tree farms, which resulted in an additional gain on the Inland North and South tree farm sales of $2.5 million, which is included in gain on sale of assets in the accompanying consolidated statement of operations.  These proceeds were used to pay down outstanding debt and related redemption premium as discussed in Note 9.

During the third quarter of 2001, the Partnership completed a strategic alliance with Louisiana-Pacific Corporation (LP).  The strategic alliance involved the sublease of the Bonners Ferry mill and the sale of related assets (including certain working capital accounts).  The strategic alliance resulted in $8.0 million in cash proceeds from the sale of working capital and non-leased equipment and $9.7 million from the collection of receivables related to previous stumpage sales, and the provision of a long-term log supply commitment from the Partnership’s 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  The transaction resulted in a net gain to the Partnership of $1.7 million, of which, $0.9 million relating to inventories is included in cost of goods sold and $0.8 million relating to equipment is included in other income.

During the third quarter of 2001, the Partnership decided to permanently shut down and dispose of its Coeur d’Alene sawmill.  The equipment was disposed of during the fourth quarter of 2001, resulting in a $2.9 million loss, which was deferred in accordance with SFAS No. 121, and included as a reduction to property held for sale at December 31, 2001.  The land and remaining mill site assets were sold in 2002 as discussed above, with the resulting gain, net of the previously deferred loss on equipment disposal, reflected as gain on sale of assets in the accompanying consolidated statement of operations.

During the third quarter of 2001, the Partnership disposed of an aircraft, resulting in a $1.6 million gain, which is included in other income in the accompanying consolidated statement of operations.

During the fourth quarter of 2001, the Partnership decided to permanently shut down and dispose of its Prineville sawmill.  The shut down and planned disposal of the mill required an evaluation of asset impairment in accordance with SFAS No. 121.  Estimates of fair value less costs to sell were determined by a third-party appraisal and other estimating techniques.  A $3.9 million non-cash asset impairment charge was recorded as a result of this impairment evaluation, and is included in impairment of assets in the accompanying consolidated statement of operations.  During the second quarter of 2002, the Partnership resumed using a portion of the Prineville mill to finish rough lumber produced at the Gilchrist facility.  This strategy has enhanced the overall realization at the Gilchrist facility and, therefore, the Partnership plans to continue to utilize a portion of the Prineville operation indefinitely and, therefore, is not currently marketing the Prineville sawmill assets for sale.  As such, the Prineville assets have been classified as property, plant and equipment starting in the second quarter of 2002 and accounted for in accordance with the transition provisions of SFAS No. 144.

The unaudited financial results for the years ended December 31, 2001 and 2000, for the Bonners Ferry, Coeur d’Alene and Prineville sawmills were as follows (in thousands, except per unit):

Year Ended December 31,	2001	2000
Revenue	$56,765	$92,492
Net loss	$(2,257)	$(4,288)
Net loss per unit	$(0.07)	$(0.14)

In September 2000, the Partnership sold the assets of its independently operated subsidiary Yellowstone Trucking for a gain of $1.2 million and in the fourth quarter of 2000, the Partnership sold two aircraft for a gain of $3.5 million. These gains are recorded in other income in the accompanying consolidated statement of operations.

6.  Leases

In 1998, the Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010.  One of the leases, the Bonners Ferry sawmill, was subleased to Louisiana-Pacific in September 2001 under the same terms as the original lease (see Note 5).  The Partnership is required to pay real estate taxes and other occupancy costs under the remaining lease. The lease has an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($8.4 million) of the facility costs as defined in the lease agreement. The semi-annual lease payments are of varying amounts, however, the Partnership expenses the payments evenly over the term of the lease. The lease contains certain covenants similar to covenants in the Partnership’s senior notes prior to amendment (see Note 9).  The lease covenants are now less restrictive than the covenants contained in the Partnership’s senior notes, as amended. The Partnership also leases rolling stock under operating lease arrangements that run from 36 to 84 months. Lease expense including month-to-month rentals during 2002, 2001, and 2000 was $5.8 million, $6.7 million and $8.5 million, respectively.

The Partnership also leases certain vehicles and equipment under capital lease arrangements, with lease terms extending to 2005.

At December 31, 2002, the future minimum lease payments, excluding the sublet Bonners Ferry mill, were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2003	$99	$4,286
2004	126	5,452
2005	11	4,088
2006	—	3,854
2007	—	2,883
Thereafter	—	7,893
	236	$28,456
Less – amounts representing interest	(19)
Present value of future minimum lease payments	$217

7. Timber, Timberlands and Roads

Timber, timberlands and roads consisted of the following (in thousands):

December 31,	2002	2001
Timber, timberlands and logging roads, net	$406,891	$596,918
Timber cutting rights	7,096	13,473
	413,987	610,391
Less: timberlands held for sale	—	(177,208)
	$413,987	$433,183

Timberlands held for sale at December 31, 2001 include the Partnership’s Inland North and South tree farms, which were sold during 2002 (see Note 5).

During 2001, the Partnership formally withdrew its proposal for a Habitat Conservation Plan in its Washington tree farm.  As a result, $1.4 million previously capitalized in timberlands was charged to impairment of assets in the accompanying consolidated statement of operations.

The Partnership’s annual update of its timber inventory system (see Note 1) results in a change in estimated depletion rates. The revised estimate decreased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 2002 by $0.3 million, or $0.01 per unit, increased depletion expense in 2001 by $0.8 million, or $0.03 per unit, and was insignificant in 2000.

8. Revolving Credit Facility

As amended in April 2002, the Partnership has a $40 million revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As required by the April 2002 amendments, $10.0 million of the Inland South tree farm proceeds were applied to pay down outstanding principal on this facility in April 2002 and, as of December 31, 2002, $26.0 million was outstanding under this facility.  The weighted average interest rate on this facility as of December 31, 2002 was 5.36%.   There were no stand-by letters of credit outstanding as of December 31, 2002.  See Note 9 also.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

December 31,	2002	2001
9.78% Senior Notes	$226,710	$275,000
9.60% Senior Notes	20,610	25,000
8.17% Senior Notes	75,020	91,000
7.80% Senior Notes	78,318	95,000
Acquisition Line of Credit	112,372	199,300
Other	160	170
	513,190	685,470
Less: current portion	(10,009)	(174,064)
	$503,181	$511,406

The 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are secured by the Partnership’s timberlands and sawmill assets and require semi-annual interest payments through 2018.  The notes, as amended, require principal payments totaling $5.0 million in September 2003, and additional principal payments under certain circumstances, including asset sales.  The principal payments originally due in 2003, 2004 and 2005 may be deferred until December 31, 2005, and the principal payments originally due in 2006 to 2018 are accelerated to December 31, 2005, under certain circumstances, as discussed below.  The senior notes are redeemable prior to maturity, subject to payment of a redemption premium, which is calculated based on interest rates of U.S. Treasury securities having a similar average maturity as the senior notes, plus 150 basis points. Additional interest of 1.0% is applied to all outstanding balances following the April 2002 amendments.  See further discussion below regarding the amendments.

The acquisition line of credit, as amended in April 2002, bears a floating rate of interest, is secured by the Partnership’s timberlands and sawmill assets and expires December 31, 2005.  The weighted average interest rate on this facility as of December 31, 2002 was 4.99%.   The acquisition line of credit requires principal payments of $5.0 million on September 30, 2003, $40.0 million on January 15, 2004 (of which $9.0 million has already been paid), $30.0 million on June 30, 2005 and any remaining balance on December 31, 2005.  Additional principal payments are required under certain circumstances, and each principal payment made permanently reduces the aggregate commitment of the facility.  See further discussion below regarding the amendments.

Minimum Principal Payments

Payments due under the Partnership’s long-term debt obligations, as of December 31, 2002, are as presented below:

Year Ending December 31,
2003	$10,009
2004	31,000
2005(1)	472,181
$513,190

(1)          Assumes senior notes are due December 31, 2005.  Certain of the principal payments on the senior notes may not be due until after 2005 under certain circumstances.  See further discussion below regarding the amendments.

April 2002 Amendments of Credit Facilities and Senior Notes

On April 19, 2002, the Operating Partnership’s senior note agreements and bank credit facilities were amended and the expiration dates of the revolving credit facility and the acquisition line of credit were extended to December 31, 2005.  The significant provisions of the amendments were as follows:

•                  The Partnership was required to apply $10.0 million of the net proceeds from the sale of its Inland South tree farm to prepay outstanding amounts under the revolving credit facility, $54.7 million to prepay outstanding borrowings under the acquisition line of credit and $53.1 million to prepay outstanding principal of its senior notes. These three payments were made on April 19, 2002.

•                  The Partnership was required to apply $23.2 million of the net proceeds from the sale of its Inland North tree farm to outstanding borrowings under the acquisition line of credit and $23.2 million to prepay outstanding principal of its senior notes.  An additional $9.0 million was required on each of the acquisition line of credit and the senior notes during the fourth quarter of 2002 following the release of $17.9 million of restricted cash from escrow as a result of a timber verification cruise related to the Inland tree farm sales.

•                  Principal payments of $5.0 million, $40.0 million and $30.0 million are due on the acquisition line of credit on or before September 30, 2003, January 15, 2004 and June 30, 2005, respectively.  The aggregate commitment under the acquisition line of credit will be correspondingly and permanently reduced by such amounts at the times of such payments.  The $9.0 million prepayment made in the fourth quarter of 2002 reduces the amount due in January 2004 to $31.0 million.

•                  Within 30 days following each September 30 and March 31, through September 30, 2005, the Partnership is required to make principal payments on the acquisition line of credit and the senior notes in an aggregate amount equal to 75% of the excess of actual cash flow over forecasted cash flow for the previous two-quarter period.  No such payments were made in 2002.

•                  Upon the sale of an asset, the Partnership is required to make mandatory, pro rata principal payments on the senior notes and the acquisition line of credit in the same proportion as outstanding principal amount (except that the Partnership may, at its option, use cash proceeds of permitted equity financings to repay principal under the acquisition line of credit or the senior notes without making a corresponding payment on the other).  Redemption charges may be applied to such principal payments under certain circumstances.

•                  The Partnership has the option to defer, until December 31, 2005, originally scheduled principal payments (but not the mandatory payments described in the preceding paragraphs) due on the senior notes on December 1, 2003, 2004 and 2005.  The principal payment originally due December 1, 2002 was satisfied with the payments made in 2002.

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

•                  The Partnership agreed to pay interest on the senior notes (including on principal, deferred interest and deferred redemption premiums) of an additional 100 basis points, or 1.0%, above the stated interest rates.  The Partnership may, at its option, defer until December 31, 2005, payment of this additional interest (except accrued interest on prepaid principal, which must be paid at the time of prepayment).  As of December 31, 2002, the Partnership had deferred additional interest of $3.1 million, which is included in other non-current liabilities on the consolidated balance sheet.

•                  Except in certain circumstances, redemption premiums are applied to any principal pre-payments made on the senior notes.  The Partnership has the option to defer payment of such redemption premiums until December 31, 2005, or, for redemption premiums due prior to December 31, 2004, to pay such premiums in common units of the Partnership if specified up front at time of redemption.  In conjunction with principal repayments associated with proceeds from the Inland tree farm sales, the Partnership deferred $5.8 million in redemption premiums, which are included in other non-current liabilities on the consolidated balance sheet as of December 31, 2002.  If the Partnership has an investment grade rating as described in the preceding paragraphs, no additional redemption premiums will be due on any principal payments made on December 31, 2005 on senior notes that are put to the Partnership by the senior note holders.

•                  The Partnership has granted registration rights to senior note holders with respect to any common units they may receive in payment of redemption premiums.

•                  Redemption premiums on senior note principal prepayments are now calculated based on interest rates of U.S. Treasury Securities for similar maturities, plus 150 basis points, compared to 50 basis points previously.

•                  The senior notes and bank facilities now have substantially identical restrictive covenants.   See further discussion below.

•                  Further amendment of these credit facilities and senior notes will require the written consent of banks holding at least 66-2/3% of the aggregate unpaid principal amount of the acquisition line of credit and the written consent of holders of at least 55% of the aggregate outstanding principal amount of each series of senior notes.

The Partnership accounted for its April 2002 debt restructuring according to criteria outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  The restructuring of the senior notes was deemed an extinguishment of the original debt and the issuance of new debt, and the restructuring of the bank acquisition line of credit was deemed a modification of existing debt.  Accordingly, with respect to the senior notes, all previously deferred financing costs and fees paid to the note holders for the debt restructuring were expensed.  Fees incurred with third parties for purposes of restructuring the senior notes were capitalized.   Fees paid to the banks as a result of restructuring the acquisition line of credit were capitalized and fees paid to third parties as a result of restructuring the acquisition line of credit were expensed.  As a result, the Partnership expensed $4.2 million of the $8.7 million of fees incurred in the April 2002 restructuring and expensed $5.5 million of previously deferred fees and expenses, both of which are classified within debt restructuring and redemption premium on the 2002 consolidated statement of operations.  The Partnership had a balance of deferred fees and expenses of approximately $5.1 million at December 31, 2002 that are being amortized through December 31, 2005.

2001 Amendments of Bank Credit Facilities

On April 20, 2001 and again on November 7, 2001, the Partnership’s acquisition and working capital bank facilities were amended to modify certain covenants.  As a result of these amendments, the Partnership’s revolving credit facility line was reduced to its then current outstanding level of $40 million and was secured by the Partnership’s accounts receivable and inventories.  The acquisition facility line was reduced to its then outstanding balance of $199.3 million.

The Partnership incurred an amendment fee of $1.1 million for the April 2001 amendments, which was recognized ratably over the second and third quarters of 2001 as amortization of debt issuance costs in the accompanying consolidated statement of operations.  Fees for the November 2001 amendment, including advisor fees and expenses, were $2.6 million, the majority of which are being amortized on a straight-line basis through December 31, 2005.

Restrictive Covenants

All of the Partnership’s senior note agreements and bank facilities contain certain restrictive covenants, including:

•                  limitations on harvest levels, capital expenditures, land sales, cash distributions, acquisitions and investments;

•                  the amount of future indebtedness;

•                  restrictions on the use of proceeds from property and other assets sales; and

•                  compliance with certain financial ratios, including minimum cash flow from operations.

The senior notes and bank credit facilities contain cross-default provisions as well as acceleration clauses.  As of December 31, 2002, the Partnership was in compliance with all of its bank agreement and senior note covenants.

Liquidity

As of December 31, 2002, $10.0 million of our long-term debt was classified as current, as well as $26.0 million under our revolving credit facility.  Also, an additional $40.0 million of principal (of which $9.0 million has been prepaid) is due in January 2004 and $30.0 million is due in June 2005.

The Partnership had a net loss of $59.1 million and $53.8 million for the years ended December 31, 2002 and 2001, respectively, and expects to realize a loss in 2003.  The Partnership does not expect to generate sufficient cash from operations without asset sales to make the principal payments required under the terms of its indebtedness in September 2003 and January 2004.  In addition, the Partnership may not be able to comply with the financial covenants of its debt agreements during 2003.  The Partnership's ability to comply with these financial covenants will depend on its future results of operations and potential future asset sales.  If the Partnership fails to comply with these covenants, and if the lenders do not agree to waive the covenants, then the Partnership would be in default under its debt agreements.  If the Partnership is in default under its debt agreements, the lenders can request immediate repayment of all outstanding principal balances.  The Partnership would not have sufficient liquidity to repay its indebtedness without substantial asset sales.

The Partnership is currently seeking a negotiated recapitalization with its lenders to avoid having to sell assets in the current market environment and to avoid any potential covenant defaults under the debt agreements.  The Partnership recently engaged The Blackstone Group L.P. as financial advisor to assist in developing a negotiated recapitalization plan.  If the Partnership does not attain its anticipated results of operations or is not successful in consummating asset sales, or if the Partnership is unsuccessful in its negotiated recapitalization efforts, the Partnership may need to seek protection from its creditors.

During the debt recapitalization discussions, the bank lenders have questioned a pre-existing lien on a portion of the Partnership’s timberlands.  The lien relates to a purchase option covering approximately 15,000 acres granted by the Partnership to the seller of the timberland when it was purchased by the Partnership in 1997.  The bank lenders have asserted that the existence of this lien was not properly disclosed to them during the April 2002 global debt restructuring process.  The Partnership disagrees with this position.  If the bank lenders are correct in their views on this matter, it would constitute an event of default under the Partnership’s debt agreements.  An event of default under these agreements would permit the lenders to accelerate the maturity of the Partnership’s debt.  Pending resolution of this matter, the bank lenders have indicated that they will not fund any new borrowings under the Partnership’s working capital facility.  As a result, the Partnership’s liquidity has been significantly reduced.  The Partnership’s debt is classified on the accompanying consolidated balance sheet, as of December 31, 2002, under the scheduled maturity dates without regard to the bank lenders’ assertion.

Fair Value of Long-Term Debt

The Partnership’s senior notes are not publicly traded and similar instruments are not available for comparison.  The Partnership is therefore unable to estimate the fair value of the senior notes.

The fair value of the acquisition line of credit, as calculated in accordance with SFAS No. 107 “Disclosures About the Fair Value of Financial Instruments,” was approximately equal to its book value at December 31, 2002, as the line has a variable rate of interest.

10. Partners’ Capital, Income (Loss) and Distributions

The Partnership had 30,527,030 common units outstanding on both December 31, 2002 and 2001.

Partnership Income and Losses

The Partnership’s income and losses are allocated 99% to the holders of common units and 1.01% to the General Partners.

Cash Distributions

In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from available cash. The Managing General Partner declared distributions of $1.69 per unit for the year ended December 31, 2000.  No distributions were declared in 2002 or 2001.

The Partnership Agreement also sets forth certain cash distribution hurdle rates for the General Partners to meet in order to increase its share of the available cash flow. To the extent that the annual distribution exceeds $2.26 per unit, the General Partners receive 15% of the excess cash flow rather than the base amount of 2%. The General Partners can receive a maximum of 50% of the available excess cash flow if the annual distribution exceeds $3.62 per unit.

The Partnership’s 2000 consolidated distributions to partners included $0.8 million paid to the General Partners for their 1.01% share of the Operating Partnership’s distributions for that year. The remaining 99% of the Operating Partnership’s distributions were eliminated in consolidation.

11. Unit Option Plans

Under the 1994 and 2000 Option Plans, the Partnership grants unit options to certain key employees of the Partnership and Managing General Partner. Under the terms of the Option Plans, the Managing General Partner granted annual options on or about January 1, 1995 through January 1, 2001. Total options granted in any one year cannot exceed 1% of the total outstanding units.  The exercise price for each annual option grant is the market price of the common units at the date of grant. Option grants vest over a four-year period as follows: 10% after one year; an additional 20% after two years; an additional 30% after three years; and the final 40% after four years. After the options are granted, they are generally exercisable for a 10-year period under the 1994 option plan and over a 7-year period under the 2000 option plan.  Upon the exercise of an option, the Partnership generally purchases the requisite number of units in the open market.

A summary of option transactions, excluding front end options as discussed below, during each of the three years in the period ended December 31, 2002 is shown below:

	Units	Option Price
Balance, December 31, 1999	892,000	$18.13 - $23.75
Granted	300,000	$17.88
Exercised	(2,000)	$18.13
Canceled	(63,300)	$18.13 - $23.75
Balance, December 31, 2000	1,126,700	$17.88 - $23.75
Granted	320,000	$7.30
Canceled	(185,700)	$7.30 - $23.75
Balance, December 31, 2001	1,261,000	$7.30 - $23.75
Canceled	(26,000)	$7.30 - $21.50
Balance, December 31, 2002	1,235,000	$7.30 - $23.75

Effective December 22, 1994, the 1994 Option Plan provided for the granting of front-end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units, with an exercise price of $21.50 per unit and exercisable for the period beginning on December 31, 1999 through December 31, 2004. The Partnership expensed the difference between the unit price and the exercise price during the vesting period. The front-end options vested effective December 31, 1999.

The following table summarizes information about unit options outstanding, including front-end options of 362,670, at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life - Years	Weighted Average Exercise Price	Number of Options Exercisable at 12/31/02	Weighted Average Exercise Price
$7.30	310,000	5.0 years	$7.30	58,000	$7.30
$17.88 - $23.75	1,287,670	3.8 years	$21.08	1,071,670	$21.48
$7.30 - $23.75	1,597,670	4.0 years	$18.40	1,129,670	$20.75

At December 31, 2001 and 2000, 877,370 and 720,370 options were exercisable at weighted average exercise prices of $21.52 and $21.35, respectively.

12. Distribution Equivalent Rights Plan

In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the “Plan”) to attract and retain certain key employees, who also have unit options outstanding under the Option Plans, by awarding them Distribution Equivalent Rights (“DERs”). A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997.  Each year that the targeted distribution is paid to unitholders, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant’s account for each DER granted.  Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the Option Plans, the DER amount corresponding to the vested portion of such option is paid to the participant.  No DERs have been awarded since January 2000 and, as of December 31, 2002, 587,000 DERs are outstanding, 487,250 of which are related to unit options that are currently vested.  The DERs automatically expire six years from date of grant or upon termination of employment.  The targeted distribution was not met in 2002, 2001 or 2000 and therefore, no amounts were credited to participant’s accounts or charged to expense in those years.

13. Profit Sharing and Employee Savings Benefit Plan

The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service.  Contributions are determined annually at the discretion of the Managing General Partner.  Profit sharing expense was $0.6 million, $0.8 million and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

14. Segment Information

The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the growing and harvesting of timber and the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; and 3) Wholesale Marketing, consisting of the trading of various forest products and the distribution of lumber and panel products through the Partnership’s professional contractor service yards.  Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and the gains related to the sale of the Inland North and South tree farms.  The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

Included in the Manufacturing segment are the following items:

•                  write-downs of inventory of $1.0 million, $0.3 million and $1.9 million in 2002, 2001 and 2000, respectively;

•                  write-down of outstanding timber cutting contracts of $3.8 million in 2002; and

•                  write-off of obsolete or retired long-lived assets of $1.2 million in 2002.

Included in the Corporate and Other segment are the following items:

•                  gain on the sale of the Inland tree farm of $9.9 million in 2002;

•                  gain on the sale of the Bonners Ferry sawmill, one aircraft and surplus rolling stock of $2.7 million in 2001;

•                  write-down of the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning of $5.3 million in 2001;

•                  gain on sale of Yellowstone Trucking of $1.2 million in 2000;

•                  gain on sale of aircraft of $3.5 million in 2000; and

•                  loss on settlement of litigation of $1.4 million in 2000.

The Partnership evaluates performance based on the operating results of each segment. The Partnership generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

The following summarizes the Partnership’s segment information, as restated (in thousands):

Year Ended December 31,	2002	2001	2000
Revenues
Timberlands:
External	$35,192	$73,749	$157,263
Intersegment	39,617	82,751	148,785
	74,809	156,500	306,048
Manufacturing:
External	100,168	138,946	185,309
Intersegment	4,243	13,760	12,203
	104,411	152,706	197,512
Wholesale Marketing:
External	338,845	378,295	434,138
Intersegment	16,400	24,652	40,136
	355,245	402,947	474,274
Corporate and Other:
External	9,972	2,278	10,601
Intersegment	426	478	2,166
	10,398	2,756	12,767
Total:
Total Revenue	544,863	714,909	990,601
Less Intersegment	(60,686)	(121,641)	(203,290)
Net Revenue	$484,177	$593,268	$787,311

Year Ended December 31,	2002	2001	2000
		(as restated)	(as restated)
Operating Income (Loss)
Timberlands	$5,230	$18,888	$71,870
Manufacturing	(5,291)	(4,752)	(3,651)
Wholesale Marketing	10,790	11,465	14,917
Corporate and Other	(790)	(17,957)	(14,192)
Operating Income	9,939	7,644	68,944
Interest Expense	(51,824)	(61,541)	(59,579)
Debt Restructuring and Redemption Premium	(15,366)	—	—
Amortization of Debt Issuance Costs	(2,612)	(2,741)	(910)
Other	792	2,842	5,261
Net (Loss) Income	$(59,071)	$(53,796)	$13,716

Depreciation, depletion and amortization by segment were as follows:

Year Ended December 31,	2002	2001	2000
Timberlands	$21,026	$29,070	$46,385
Manufacturing	5,329	6,908	4,909
Wholesale Marketing	655	659	682
Corporate and Other	3,564	5,102	3,973
Total	$30,574	$41,739	$55,949

15. Related Parties

In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $4.4 million, $4.8 million, and $5.9 million in 2002, 2001, and 2000, respectively, and primarily represent compensation expense and other costs incurred to manage the business.

In 2000, the Partnership sold $4.4 million of timber to an unrelated third party. The financing for the transaction was provided by an officer of the Partnership.

16. Commitments and Contingent Liabilities

As of December 31, 2002, the Partnership was committed to purchase timber or logs from government and private sources. These commitments mature on various dates through 2007. The remaining commitments were approximately $14.5 million at December 31, 2002.   As discussed in Note 1, during 2002, the Partnership recorded a $3.8 million loss on these contracts due to significant declines in both market demand and pricing for the lumber output from these commitments.

In connection with the sale and sublease of the Bonners Ferry mill, the Partnership guaranteed the termination value of the sublease, which LP would be required to pay should the Partnership default on the lease.  The termination value is based on a formula outlined in the lease agreement.  The current termination value of approximately $2.0 million remains in escrow at December 31, 2002 and is included in prepaid and other current assets in the accompanying consolidated balance sheet.

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

To the Board of Control of

Crown Pacific Management Limited Partnership

Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated March 21, 2003 appearing on page F-1 of this 2002 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Oregon

March 21, 2003

Schedule II

Crown Pacific Partners, L.P.

Valuation and Qualifying Accounts

For the Years Ended December 31, 2000, 2001, and 2002

Column A	Column B	Column C		Column D	Column E
	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Balance at End of Period
				Deductions - Describe (1)
Description

Year Ended December 31, 2000:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,091	$570	$—	$107	$1,554

Year Ended December 31, 2001:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,554	$702	$2	$1,258	$1,000

Year Ended December 31, 2002:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,000	$903	$—	$248	$1,655

(1) Charges to the accounts included in this column are for the purposes for which the reserve was created.