Form 10-Q
period 2003-03-31
CROWN PACIFIC PARTNERS L P
filed 2003-05-20
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒           No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at May 12, 2003)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item. 1.  Financial Statements

Crown Pacific Partners, L.P.

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenues	$106,959	$122,775

Operating costs:
Cost of products sold	98,904	112,264
Impairment of goodwill	5,502	—
Gain on disposal of assets	(479)	(6,020)
Selling, general and administrative expenses	7,301	8,459

Operating income (loss)	(4,269)	8,072

Interest expense	11,952	14,206
Amortization of debt issuance costs	423	1,066
Other income, net	(129)	(268)

Net loss	$(16,515)	$(6,932)

Net loss per unit	$(0.54)	$(0.22)

Weighted average units outstanding	30,527,030	30,527,030

The accompanying notes are an integral part of these financial statements.

Crown Pacific Partners, L.P.

Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$5,163	$12,993
Accounts receivable, net of allowances of $1,706 and $1,655	40,880	39,833
Notes receivable	2,380	2,540
Inventories	38,684	33,385
Deposits on timber cutting contracts	1,030	1,135
Prepaid and other current assets	4,438	4,053
Total current assets	92,575	93,939

Property, plant and equipment, net of accumulated depreciation of $43,615 and $42,609	52,217	53,484
Timber, timberlands and roads, net	411,782	413,987
Goodwill	28,770	34,272
Other assets	16,540	17,283

Total assets	$601,884	$612,965

Liabilities and Partners’ Capital

Current liabilities:
Revolving credit facility	$27,000	$26,000
Accounts payable	12,048	10,766
Accrued expenses	6,988	7,886
Accrued interest	10,717	7,798
Current portion of long-term debt	41,009	10,009

Total current liabilities	97,762	62,459
Long-term debt	472,159	503,181
Other non-current liabilities	10,323	9,170
	580,244	574,810

Commitments and contingent liabilities

Partners’ capital:
General partners	(1,071)	(906)
Limited partners (30,527,030 units outstanding at March 31, 2003 and December 31, 2002)	22,711	39,061
Total partners’ capital	21,640	38,155

Total liabilities and partners’ capital	$601,884	$612,965

The accompanying notes are an integral part of these financial statements.

Crown Pacific Partners, L.P.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(16,515)	$(6,932)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and amortization	6,110	8,293
Deferred interest	1,168	—
Impairment of goodwill	5,502	—
Loss on purchase commitments	149	—
Gain on disposal of property	(479)	(6,096)
Net change in current assets and current liabilities:
Accounts and notes receivable	(603)	1,270
Inventories	(5,299)	(2,736)
Deposits on timber cutting contracts	105	(521)
Prepaid and other current assets	(386)	(773)
Accounts payable and accrued expenses	3,321	1,629
Net cash used by operating activities	(6,927)	(5,866)

Cash flows from investing activities:
Additions to timberlands	(1,389)	(1,440)
Additions to timber cutting rights	(529)	(476)
Additions to equipment	(637)	(951)
Proceeds from sales of property and timberlands	641	131,515
Principal payments received on notes	33	2,376
Other investing activities	—	(15)
Net cash (used) provided by investing activities	(1,881)	131,009

Cash flows from financing activities:
Net increase in short-term borrowings	1,000	5,500
Proceeds from issuance of long-term debt	—	116
Repayments of long-term debt	(22)	(113)
Change in restricted cash	—	(132,828)
Other financing activities	—	(681)
Net cash provided (used) by financing activities	978	(128,006)

Net decrease in cash and cash equivalents	(7,830)	(2,863)
Cash and cash equivalents at beginning of period	12,993	9,219

Cash and cash equivalents at end of period	$5,163	$6,356

The accompanying notes are an integral part of these financial statements.

CROWN PACIFIC PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  The financial statements in this Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three-month periods ended March 31, 2003 and 2002 have been included.  All such adjustments are of a normal and recurring nature, except for a $5.5 million charge to record the estimated impairment of goodwill in the three months ended March 31, 2003, and all significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  The Partnership has experienced net losses in each of the last ten fiscal quarters, and has recently experienced decreased liquidity.  The Partnership’s loan agreements contain financial covenants and scheduled interest and principal payments that it may not be able to meet.  These factors raise substantial doubt about the Partnership’s ability to meet future expected expenditures necessary to continue as a going concern.  The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  See further discussion in Note 2.

Net loss per unit was calculated using the weighted average number of common units outstanding divided into net loss, after adjusting for the General Partner interest.  The General Partner loss allocation was $(165,000) and $(69,000) for the three months ended March 31, 2003 and 2002, respectively.  There is no difference between basic and diluted earnings per unit.

Note 2: Liquidity

As of March 31, 2003, $41.0 million of the Partnership’s long-term debt was classified as current, as well as $27.0 million under the revolving credit facility.  Furthermore, the Partnership is currently unable to borrow additional funds under its revolving credit facility (see Note 10 below).

The Partnership had a net loss of $59.1 million for the year ended December 31, 2002, and $16.5 million for the three months ended March 31, 2003, and expects to realize a loss during the remainder of 2003.  The Partnership does not expect to generate sufficient cash from operations without asset sales to make the principal and interest payments required under the terms of its indebtedness in 2003 and January 2004.  In addition, the Partnership may not be able to comply with the financial covenants of its debt agreements during 2003.  The Partnership’s ability to comply with these financial covenants will depend on its future results of operations and potential future asset sales.  If the Partnership fails to comply with these covenants, or fails to make scheduled interest or principal payments, and if the lenders do not agree to waive the covenants or defer such scheduled payments, then the Partnership would be in default under its debt agreements.  If the Partnership is in default under its debt agreements, the lenders can request immediate repayment of all outstanding principal balances.

The Partnership would not have sufficient liquidity to repay its indebtedness without substantial asset sales.  The Partnership’s debt is classified on the accompanying consolidated balance sheets, as of March 31, 2003 and December 31, 2002, under the scheduled maturity dates without regard to any potential acceleration which would result if an event of default were determined.

The Partnership is actively negotiating a recapitalization with its lenders to avoid having to sell assets in the current market environment and to avoid any potential covenant defaults under the debt agreements.  If the lenders do not grant the Partnership payment forbearance in the near future, and if the Partnership is not successful in negotiating a recapitalization with its lenders, the Partnership will likely need to seek protection from its creditors through bankruptcy proceedings to protect the interests of all of its stakeholders.

Note 3: Inventories

All inventories, consisting of lumber, logs and building supplies, are stated at the lower of average cost or market.  Inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Lumber	$5,156	$5,079
Logs	2,950	2,355
Supplies	3,504	3,455
Manufacturing inventory	11,610	10,889
Wholesale and Alliance products	27,074	22,496
Total	$38,684	$33,385

Note 4: Timber, Timberlands and Roads

In the first quarter of each year, the Partnership performs an update of its timber inventory system to reflect the previous year’s harvest, growth volume adjustments, acquisitions, dispositions and capitalized costs.  The update resulted in net decreases in depletion costs of approximately $0.2 million for the first quarter of 2003, and approximately $0.1 million for the first quarter of 2002 compared to the prior year periods, with no impact on cash flows in either period.

Note 5: Goodwill Impairment

During March 2003, deterioration of the Partnership’s trade credit availability began to adversely affect operating margins in the Partnership’s Trading and Distribution segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” the Partnership evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, the Partnership determined that its goodwill was impaired and recorded a non-cash impairment charge of $5.5 million.  Following this charge, the Partnership’s goodwill balance in the Trading and Distribution segment was zero.  The remaining goodwill balance of $28.8 million at March 31, 2003 pertains to the Partnership’s Alliance Lumber segment (see Note 10 below).

Note 6: Unit-Based Compensation

The Partnership accounts for unit options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which the Partnership adopted in December 2002, the Partnership has computed, for pro forma disclosure purposes, the impact on net loss and net loss per unit as if it had accounted for its unit-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per unit amounts):

Three Months Ended March 31,	2003	2002
Net loss, as reported	$(16,515)	$(6,932)
Add - unit-based employee compensation expense included in reported net loss	—	—
Deduct - total unit-based employee compensation expense determined under the fair value based method for all awards	(8)	(22)
Net loss, pro forma	$(16,523)	$(6,954)
Basic and diluted net loss per unit:
As reported	$(0.54)	$(0.22)
Pro forma	$(0.54)	$(0.23)

There were no unit options granted, exercised or forfeited in the first quarter of 2003 or 2002.

Note 7: Supplemental Cash Flow Information

Cash paid for interest was $7.9 million in the first quarter of 2003 and $10.8 million in the first quarter of 2002.

Note 8: Segment Reporting

The Partnership classifies its business into four fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into lumber and the sale of residual chips to pulp and paper mills; 3) Trading and Distribution, consisting of the wholesale trading and distribution of lumber and panel products; and 4) Alliance Lumber, consisting of the distribution and supply of building products through the Partnership’s professional contractor service yards.  Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment, the goodwill impairment recognized in the first quarter of 2003 and the gain related to the sale of the Inland Tree Farm in 2002. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.  Prior to January 1, 2003, the Partnership reported the activities of the Trading and Distribution segment and the Alliance Lumber segment on a combined basis as a single Wholesale Marketing segment.  These businesses were separated into two reporting segments at the beginning of 2003 to reflect that the Partnership began managing these segments as separate businesses. The 2002 period has been conformed in the following tables to the current year presentation for segments.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended March 31,
Revenues	2003	2002
Timberlands:
Trade	$6,917	$10,758
Intersegment	9,544	10,546
	16,461	21,304
Manufacturing:
Trade	21,976	23,776
Intersegment	1,173	1,271
	23,149	25,047
Trading and Distribution:
Trade	27,806	47,318
Intersegment	5,252	5,584
	33,058	52,902
Alliance Lumber:
Trade	47,821	38,630
Intersegment	—	—
	47,821	38,630
Corporate and Other:
Trade	2,439	2,293
Intersegment	60	77
	2,499	2,370
Total:
Total Revenue	122,988	140,253
Less Intersegment	(16,029)	(17,478)
Net Revenue	$106,959	$122,775

	Three Months Ended March 31,
Operating income (loss)	2003	2002
Timberlands	$779	$1,668
Manufacturing	(576)	565
Trading and Distribution	163	375
Alliance Lumber	2,706	2,139
Corporate and Other	(7,341)	3,325
Operating Income (Loss)	(4,269)	8,072
Interest Expense	(11,952)	(14,206)
Other	(294)	(798)
Net Loss	$(16,515)	$(6,932)

	Three Months Ended March 31,
Depreciation, depletion and amortization	2003	2002
Timberlands	$4,146	$4,804
Manufacturing	1,218	2,045
Trading and Distribution	19	23
Alliance Lumber	144	139
Corporate and Other	583	1,282
Total	$6,110	$8,293

Note 9:  New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs.  The Partnership adopted the provisions of SFAS No. 143 in the first quarter of 2003 with no material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in the first quarter of 2003 did not have any affect on the Partnership’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Partnership has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  FIN 45 did not have a material effect on the Partnership’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  The Operating Partnership is considered a VIE under FIN 46, however, FIN 46 does not require any change in the Partnership’s current accounting method.  Therefore, the Partnership does not anticipate that the adoption of FIN 46 will have a material effect on its financial position, results of operations or cash flows.

Note 10:  Subsequent Events

Disposition of Trading and Distribution Segment

In April and May 2003, in two separate transactions, the Partnership sold the inventory and fixed assets related to its Trading and Distribution segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  The Partnership received a total of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the revolving credit facility.  These assets were sold at approximately their book value, resulting in a negligible effect on the Partnership’s results of operations.  The Partnership retained its accounts receivable related to these operations, which totaled $6.7 million as of the dispositions, and is required to apply 50 percent of the collections of such accounts receivable to outstanding principal on the revolving credit facility (see below).

Consent and Agreement Concerning Revolving Credit Facility

In April and May 2003, the Partnership signed consent and agreement documents with the banks and their agent for its revolving credit facility relating to each of the two transactions for the sale of certain of the Partnership’s Trading and Distribution segment assets, effectively amending certain provisions of this facility.  The agent informed the Partnership that the agent and banks believe that certain events of default exist under the credit agreement.  The Partnership disputes the occurrence and existence of any default or event of default under the credit agreement.  The agreements with the banks contain the following provisions:

•                  The aggregate commitment of the revolving credit facility was immediately and permanently reduced to the then outstanding balance under the facility ($27.0 million) and the Partnership agreed not to request additional credit extensions.

•                  The aggregate commitment is automatically and permanently reduced by each subsequent payment of principal.

•                  The Partnership agreed to apply all of the net proceeds from the sale of inventory and fixed assets related to its Trading and Distribution segment to outstanding principal on the revolving credit facility.

•                  The Partnership agreed to apply 50 percent of the proceeds from collection of its trade accounts receivable related to its Trading and Distribution segment to outstanding principal on the revolving credit facility.

As a result of these agreements, the Partnership’s liquidity has been significantly reduced.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We have prepared the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q assuming that we will continue as a going concern.  We have experienced net losses in each of the last ten fiscal quarters, and we have recently experienced decreased liquidity.  Our loan agreements contain financial covenants and scheduled interest and principal payments that we may not be able to meet.  These factors raise substantial doubt about our ability to meet future expected expenditures necessary to continue as a going concern.  The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.  We are currently pursuing a financial recapitalization to enable the Partnership to continue as a going concern.  If we are not able to successfully negotiate a recapitalization with our lenders in the near future, we will likely need to seek protection from our creditors through bankruptcy proceedings to protect the interests of all of our stakeholders.

Forward-Looking Statements

Information contained in Item 2 and other sections of this report includes forward-looking statements including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate.  These assumptions may include, but are not limited to, harvest volumes, species mix, prices for logs and lumber, demand for housing and levels, timing and amounts received for stumpage, property and asset sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices and supplies, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations, as well as the substantial capital expenditures required to supply our operations.

Additional factors that could affect future performance include environmental risks, operating risks normally associated with the timber industry, competition, government regulation and economic changes in the regions where our products or substitute products are sold, including Southeast Asia and Japan.  Other risk factors include our ability to implement our business strategy, our ability to successfully negotiate and consummate a recapitalization with our lenders, our ability to comply with our debt agreement covenants, our liquidity and the value of the U.S. dollar against foreign currencies.  These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q and reports to unitholders, which are available from us or the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Cash necessary to enable us to satisfy our operating requirements, interest and principal payments on indebtedness and to pay for capital expenditures is significant.

Cash used by operating activities was $6.9 million in the first quarter of 2003 and resulted primarily from a net loss of $16.5 million, non-cash expenses and gain on sale of property totaling $12.5 million, an increase in accounts and notes receivable of $0.6 million, an increase in inventories of $5.3 million, an increase in accounts payable and accrued expenses of $3.3 million, and other items totaling $0.3 million.  The increase in inventories is a result of timing of purchases in our Alliance Lumber segment.  The increase in accounts payable and accrued expenses reflects the increase in inventory and the accrual of interest.  Working capital decreased to $(5.2) million at March 31, 2003 compared to $31.5 million at December 31, 2002, primarily due to the reclassification of $31.0 million of long-term debt to current portion of long-term debt, as it is due in January 2004.

Prepaid and other current assets of $4.4 million at March 31, 2003 include $0.8 million of expenses paid to our advisors and our lenders’ advisors related to our recapitalization negotiations.  In addition, another $2.5 million was paid to these advisors from April 1, 2003 to May 12, 2003.  We are deferring recognition of these expenses until the recapitalization process is complete.

Net cash used by investing activities of $1.9 million resulted primarily from the use of $1.9 million for additions to timberlands and timber cutting rights and $0.6 million used for additions to equipment, off-set in part by $0.6 million received from the sale of equipment.

Net cash provided by financing activities of $1.0 million resulted from a $1.0 million net increase in short-term borrowings.

Additions to plant and equipment totaled $0.6 million in the first quarter of 2003, primarily for certain heavy equipment in our Alliance Lumber and Timberlands segments and leasehold improvements following a location change for our Portland headquarters.  Additions to timberlands and timber cutting rights totaled $1.9 million in the first quarter of 2003 and consisted primarily of recurring reforestation and road construction in our Timberlands segment.  We anticipate continuing to invest in our timberlands, timber cutting rights and plant and equipment.

As amended in April 2002, we have a revolving credit facility with a group of banks for working capital purposes and stand-by letters of credit that expires on December 31, 2005.  The credit facility bears a floating rate of interest and is secured by accounts receivable and inventory.  As of March 31, 2003, $27.0 million was outstanding under this facility.  The weighted average interest rate on this facility as of March 31, 2003 was 6.33%. In April and May 2003, we signed a consent and agreement with the banks and their agent relating to each of the two transactions for the sale of our Trading and Distribution segment assets, effectively amending certain provisions of this facility.  The agent informed us that the agent and banks believe that certain events of default exist under the credit agreement.  We dispute the occurrence and existence of any default or event of default under the credit agreement.  The agreements with the banks contain the following provisions:

•                  The aggregate commitment was immediately and permanently reduced to the outstanding balance under the facility ($27.0 million) and we agreed not to request additional credit extensions.

•                  The aggregate commitment is automatically and permanently reduced by each subsequent payment of principal.

•                  We agreed to apply all of the net proceeds from the sale of inventory and fixed assets related to our Trading and Distribution segment to outstanding principal on the revolving credit facility.

•                  We agreed to apply 50 percent of the proceeds from collection of our trade accounts receivable related to our Trading and Distribution segment to outstanding principal on this facility.

As a result of these agreements, our liquidity has been significantly reduced.

As amended in April 2002, we also have a facility (the “Acquisition Facility”) with a group of banks that previously provided for the acquisition of timber, timberlands and related assets and capital expenditures. The Acquisition Facility bears a floating rate of interest, is secured by our timberlands and sawmill assets and expires December 31, 2005. As of March 31, 2003, $112.4 million was outstanding under the Acquisition Facility.  Principal payments of $5.0 million, $40.0 million (of which $9.0 million has been prepaid) and $30.0 million are due on the Acquisition Facility in September 2003, January 2004 and June 2005, respectively. Any remaining principal balance is due on December 31, 2005. Principal payments on the Acquisition Facility cannot be re-borrowed. The weighted average interest rate on the Acquisition Facility as of March 31, 2003 was 4.96%.

Our 9.78%, 9.60%, 8.17% and 7.80% senior notes, issued in 1994, 1995, 1996 and 1998, respectively, and amended in April 2002, are also secured by our timberlands and sawmill assets and require semi-annual interest payments through 2018.  Pursuant to the April 2002 amendments, the notes also accrue an additional 100 basis points of interest through December 31, 2005, which may be deferred until that date or paid earlier, at the option of the Partnership, except such additional interest must be paid in conjunction with any pre-payments made.  We are currently deferring this additional interest, which totaled $4.3 million as of March 31, 2003.  As of March 31, 2003, there was $400.7 million outstanding on these senior notes.  The April 2002 amendments allow us to defer principal payments previously due on December 1, 2002, 2003, 2004 and 2005, until December 31, 2005.  We are required to pay $5.0 million in principal on these notes in September 2003.  In addition, we are also required to make mandatory principal payments, on a pro rata basis, with our Acquisition Facility debt, if asset sale proceeds or operating cash flow are used to pay outstanding Acquisition Facility principal prior to December 31, 2005.  Also, we may be required to pay the entire outstanding principal balance of the senior notes, plus accrued interest and redemption premiums, on December 31, 2005 if our credit ratings are below investment grade on July 1, 2005.  If our credit ratings are investment grade on July 1, 2005, the note holders have the right to put to us some or all of their outstanding notes (without any associated redemption charges) on December 31, 2005 after giving notice to us on August 1, 2005.

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

The senior notes and bank credit facilities contain cross-default provisions as well as acceleration clauses.  As of March 31, 2003, we believe we were in compliance with all of our bank agreement and senior note covenants.  However, see the preceding discussion concerning the assertion by our banks and their agent that certain events of default have occurred under our revolving credit facility agreement.  Our debt is classified on the accompanying consolidated balance sheet, as of March 31, 2003, under the scheduled maturity dates without regard to the bank lenders’ assertion.

We do not expect to generate sufficient cash from operations, without asset sales, to make the principal payments required under the terms of our indebtedness in 2003 and January 2004, and we will likely need to sell assets in order to make those payments.  In addition, we are uncertain of our ability to comply with the financial covenants in our debt agreements during 2003.  Our ability to comply with these covenants will depend on our future results of operations and potential future asset sales.  It is not currently possible to predict our ability to achieve our projected results or to consummate required asset sales.  If we fail to comply with these covenants, and if our lenders do not agree to waive the covenants, then we would be in default under our debt agreements.

We also have interest payments due on our acquisition facility of approximately $1.2 million on May 28, 2003 and on our senior notes of approximately $12.1 million on June 2, 2003.  Due to our reduced liquidity discussed above, we may be unable to make these interest payments.  If we do not make these interest payments within five days of their due dates, we will be in default under these agreements, and, if our lenders do not waive these defaults, they can request immediate repayment of all outstanding principal balances.  We have requested that our lenders consider a forbearance from interest payments in order to allow us to continue negotiating the restructuring of our debt.  If our lenders do not agree to a payment forbearance and instead choose to take immediate action against us with respect to any such payment defaults, including actions to enforce their liens securing the debt, we will likely need to seek protection from our creditors through bankruptcy proceedings to protect the interests of all our stakeholders.

Therefore, we are actively negotiating a recapitalization with our lenders to avoid having to sell assets in the current market environment and to avoid any potential covenant defaults under our debt agreements.  The objective of the recapitalization is to establish a capital structure that is consistent with our cash flows throughout the industry cycle, and that affords us adequate funding for capital expenditures, working capital needs and debt service requirements.  If our lenders do not grant us payment forbearance in the near future, and if we are not successful in negotiating a recapitalization with our lenders, we will likely need to seek protection from our creditors through bankruptcy proceedings to protect the interests of all of our stakeholders.  Throughout this process we intend to remain a reliable supplier of our products to our customers, and we do not expect any interruption to our operations as a result of a recapitalization.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions could support a sustained quarterly distribution.

Results of Operations

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

General

Revenues during the quarter ended March 31, 2003 decreased $15.8 million, or 12.9%, to $107.0 million, from $122.8 million in the same quarter of 2002.  The decrease reflects lower revenues from our Timberlands, Manufacturing and Trading and Distribution segments.  Significant declines in market pricing for logs and lumber, as well as decreased volume from our Timberlands segment, lower chip revenue and lower volume and pricing from our Trading and Distribution segment contributed to the lower revenues.

Cost of sales as a percentage of sales increased to 92.5% in the first quarter of 2003, compared to 91.4% in the same quarter of 2002.  Cost of sales in the first quarter of 2003 includes a $149,000 charge related to the write-down of timber purchase contracts resulting from a further deterioration of lumber prices in the pine market.  This increase reflects lower prices for our products, as well as increased fuel and other energy costs.

During March 2003, deterioration of our trade credit availability began to adversely affect operating margins in our Trading and Distribution segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” we evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, we determined that our goodwill was impaired and recorded a non-cash impairment charge of $5.5 million.  Following this charge, our goodwill balance in the Trading and Distribution segment was zero.  The remaining goodwill balance of $28.8 million at March 31, 2003 pertains to our Alliance Lumber segment.

Gain on sale of assets of $479,000 in the first quarter of 2003 represents the recognized gain on the sale of equipment.  Gain on sale of assets in the first quarter of 2002 of $6.0 million represents the recognized gain on the sale of our Inland South Tree Farm in March 2002.

Selling, general and administrative expenses decreased $1.2 million, or 13.7%, to $7.3 million (6.8% of total revenues) in the first quarter of 2003, compared to $8.5 million (6.9% of total revenues) in the first quarter of 2002.  The decrease is primarily due to decreases in salaries and related personnel costs due to lower headcount and cost reduction initiatives and allocation of some overhead expense to pertinent operations, partially off-set by higher insurance expenses and professional fees.

Interest expense decreased $2.3 million, or 15.9%, to $12.0 million in the first quarter of 2003, from $14.2 million in the same quarter of 2002.  The decrease is a result of lower average debt balances in the first quarter of 2003 compared to the first quarter of 2002, partially off-set by higher interest rates.

Amortization of debt issuance costs decreased $0.6 million to $0.4 million in the first quarter of 2003 compared to $1.1 million in the first quarter of 2002.  The decrease is due to the second quarter 2002 write-off of $5.5 million of previously deferred fees related to our senior notes as a result of our debt restructuring in April 2002.  In addition, the amortization period for remaining deferred bank fees was prospectively extended until December 2005, thereby lowering the amount amortized in each quarter.  At March 31, 2003, we had $4.7 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

In the past, the Partnership has not paid significant income taxes and has not included a provision for income taxes in its financial statements.  The Partnership owns, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes.  This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including dispositions of assets by the Partnership. Any such income tax incurred by these taxable entities would generally not be allocated to unit holders. We do not currently anticipate any income tax liability from our disposition of the Trading and Distribution segment assets.

Timberlands

Total external segment sales, including stumpage sales, decreased 35.7% to $6.9 million, or 6.5% of revenue in the first quarter of 2003, compared to $10.8 million, or 8.8% of revenue in the first quarter of 2002.  The decrease in external segment sales reflects a 32.6% decrease in domestic log shipments, a 54.4% decrease in export log shipments and an 8.9% decrease in the weighted average domestic sales realizations.  The decrease in domestic log shipments primarily reflects the sale of our Inland Tree Farm in two separate transactions in March and April 2002.  Excluding the Inland Tree Farm operations, external domestic log shipments increased 10.3% in the first quarter of 2003 compared to the first quarter of 2002 due to increased demand in the Washington region.  The decrease in export log shipments primarily reflects lower demand for Korean sort logs.  Absent the effects from the sale of our Inland Tree Farm, sales realizations decreased 2.7% as a result of species mix changes and lower ponderosa pine and Douglas fir pricing in the first quarter of 2003 compared to the first quarter of 2002.  Except for the Inland South Tree Farm sale (which is reflected in the Corporate and Other segment) in the first quarter of 2002, there were no property sales in either the 2003 or 2002 period.

Internal sales of logs to manufacturing decreased 9.5% to $9.5 million in the first quarter of 2003, from $10.5 million in the first quarter of 2002.  The decrease primarily reflects the effects of a slight decrease in fee harvest volume and a 5.3% decrease in average sales realizations due to weak market pricing.  Our internal transfer pricing is based on current market prices at the time of sale.  We terminated all Inland manufacturing operations in 2001, hence no Inland internal sales are included in the first quarters of 2003 or 2002.

Overall operating income from timberlands decreased $0.9 million, or 53.3%, to $0.8 million in the first quarter of 2003 from $1.7 million in the first quarter of 2002, primarily as a result of the decreased volume and sales realizations discussed above.  The gain from the sale of the Inland South Tree Farm was included in our Corporate and Other segment during the first quarter of 2002.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, including stumpage but excluding pulpwood, were as follows (dollars per thousand board feet or “MBF”):

	Quarter Ended March 31,
Tree Farm	2003	2002	% Change
Oregon	—	—	—
Inland	—	$515	n/a
Hamilton	$421	$513	(17.9)%
Olympic	$377	$358	5.3%
Weighted average	$400	$439	(8.9)%

The decrease at the Hamilton Tree Farm is primarily due to lower market pricing and changes in species mix.  The increase at the Olympic Tree Farm is primarily due to a shift in species mix partially off-set by lower market prices.

All volume from the Oregon Tree Farm was utilized by our Gilchrist mill and therefore, there were no external sales from this tree farm.

Domestic external log sales volumes decreased 32.6% in the first quarter of 2003 to 12.6 million board feet (MMBF), compared to 18.6 MMBF in the same quarter of 2002, primarily as a result of the sale of our Inland Tree Farm in the first and second quarters of 2002.  The external volume from each of our tree farms was as follows (in MBF):

	Quarter Ended March 31,
Tree Farm	2003	2002	% Change
Oregon	—	—	—
Inland	—	7,241	n/a
Hamilton	6,460	2,345	175.5%
Olympic	6,107	9,048	(32.5)%
Total	12,567	18,634	(32.6)%

The increase at the Hamilton Tree Farm was a result of increased demand from local sawmill customers.  In comparison, volume in the first quarter of 2002 from the Hamilton Tree Farm was negatively affected by snow related production delays.  The decrease at the Olympic Tree Farm reflects strong demand experienced in the first quarter of 2002 compared to the first quarter of 2003.

Export Log Sales

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $0.6 million, or 0.5% of revenue, in the first quarter of 2003, compared to $1.0 million, or 0.8% of revenue, for the same quarter in 2002.  The average realization for export logs increased 22.3% to $587/MBF in the first quarter of 2003 compared to $480/MBF in the first quarter of 2002.  Sales volumes of export logs decreased 54.4% to 959 MBF in the first quarter of 2003 compared to 2,102 MBF in the first quarter of 2002.  The decrease in sales volume is primarily due to decreased demand for Korean sort logs.  The increase in the average realization is primarily due to a greater proportion of higher grade Korean sort logs during the first quarter of 2003 compared to the first quarter of 2002.  We did not export any logs from our Inland Tree Farm and, therefore, our export sales were not affected by their disposition.

Property Sales

The disposition of the Inland South Tree Farm in the first quarter of 2002 was reported as an asset sale in the Corporate and Other segment.  There were no other property sales in the first quarter of 2003 or 2002.

Manufacturing

External revenues from our sawmills, excluding sales of lumber products through the Trading and Distribution and Alliance Lumber segments, decreased $1.8 million, or 7.6% to $22.0 million, or 20.5% of revenue, in the first quarter of 2003 from $23.8 million, or 19.4% of revenue, in the same quarter of 2002.  The decreased revenues reflect a 7.3% decrease in average external lumber sales realizations and a 26.6% decline in chip revenue, off-set in part by a 4.7% increase in external lumber sales volumes.  The lower sales realizations reflect the impact of weak lumber market pricing, which more than off-set the benefit of mix changes.  The higher sales volumes reflect increased production and shipments from all of our facilities during the first quarter of 2003.

The operating loss from manufacturing was $0.6 million in the first quarter of 2003 compared to operating income of $0.6 million in the first quarter of 2002.  The decline in operating results is primarily a result of decreased revenues as discussed above, an 8.4% increase in segment overhead expense and a 3.5% increase in manufacturing expense, off-set in part by a 6.8% decrease in unit log costs.  The increases in segment overhead expense and manufacturing expense are primarily a result of increased depreciation and the inclusion of our Prineville mill dry-end costs.  The Prineville mill was not operating during the first quarter of 2002, but was utilized during the first quarter of 2003 for drying and finishing of increased rough lumber production from the Gilchrist mill.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Quarter Ended March 31,
Region	2003	2002	% Change
Oregon	$270	$287	(5.9)%
Washington	$259	$285	(9.1)%
Weighted average	$265	$286	(7.3)%

External lumber sales volumes increased 4.7% in the first quarter of 2003 to 75.6 MMBF compared to 72.2 MMBF in the same period of 2002.  External lumber sales volumes by region were as follows (in MBF):

	Quarter Ended March 31,
Region	2003	2002	% Change
Oregon	42,172	42,584	(1.0)%
Washington	33,380	29,573	12.9%
Total	75,552	72,157	4.7%

The increased volume from the Washington region reflects increased production at both of our Washington mills.

Although external shipments from the Oregon region declined slightly, internal shipments from the Oregon region increased 261.5% to 2.5MMBF in the first quarter of 2003 compared to 697MBF in the first quarter of 2002.  The increase in internal shipments is primarily a result of increased efforts at down-stream marketing of our manufactured products through our Trading and Distribution and Alliance Lumber segments.

Internal shipments from the Washington region decreased to 2.1MMBF in the first quarter of 2003 compared to 3.8MMBF in the first quarter of 2002.

In response to continued low market prices for lumber products, we have reduced our planned production levels in the near-term and temporarily curtailed operations at our sawmills beginning in April 2003.  In conjunction with our decision to scale back production at our Gilchrist sawmill, we closed our Prineville dry kilns and planer operation in April 2003, which has been utilized to finish excess rough green lumber production from the Gilchrist facility since mid-2002. We therefore expect reduced sales revenue and operating results in our manufacturing segment in the second quarter of 2003.

Chip sales accounted for 1.6% of revenue in the first quarter of 2003 compared to 2.2% of revenue in the first quarter of 2002.  Residual wood chip prices decreased to $59 per bone dry unit (BDU) in the first quarter of 2003 compared to $65/BDU in the first quarter of 2002. The lower average sales realization reflects depressed pulp industry pricing.  Woodchip sales volume decreased 18.9% to 29,805 BDUs in the first quarter of 2003 compared to 36,757 BDUs in the first quarter of 2002.  The woodchip volume in the first quarter of 2002 was unusually high due to delayed deliveries in the fourth quarter of 2001, which were completed during the first quarter of 2002.

Trading and Distribution

Our Trading and Distribution segment, comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico involves the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us.  Sales from the Trading and Distribution segment decreased $19.5 million, or 41.2%, to $27.8 million, or 26.0% of revenue, in the first quarter of 2003 from $47.3 million, or 38.5% of revenue, in the first quarter of 2002.  The decrease in revenue is a result of the impact of the second quarter 2002 termination by us of a sales agreement with a regional lumber producer at our Eugene, Oregon operation and lower lumber and panel pricing in the first quarter of 2003 compared to the first quarter of 2002.

Operating income from our Trading and Distribution segment decreased 56.5% to $163,000 in the first quarter of 2003 from $375,000 in the first quarter of 2002.  The decrease in operating income primarily reflects the lower revenues as discussed above.

In April and May 2003, in two separate transactions, we sold the inventory and fixed assets related to this segment and discontinued its operations.  The purchasers assumed the operating leases, accounts payable and accrued expenses related to these operations.  We received a total of $4.5 million in net proceeds from these asset sales, all of which were immediately applied to outstanding principal on the revolving credit facility.  These assets were sold at approximately their book value, resulting in a negligible effect on our results of operations.  We retained the accounts receivable related to these operations, and are required to apply 50 percent of the collections of such accounts receivable to outstanding principal on the revolving credit facility.  Accordingly, following these dispositions, we expect revenues and operating results from this segment to decline significantly in the second quarter of 2003.

Alliance Lumber

Our Alliance Lumber segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building products.  Total revenue from our Alliance Lumber segment increased 23.8% to $47.8 million, or 44.7% of total revenue, in the first quarter of 2003 compared to $38.6 million, or 31.5% of total revenue, in the first quarter of 2002.  This increase reflects increased sales volumes at all three operations driven by strong demand in their respective regional housing markets.

Operating income from our Alliance Lumber segment increased 26.5% to $2.7 million in the first quarter of 2003 compared to $2.1 million in the first quarter of 2002.  The improved operating results reflect increased revenue and a decrease in product costs, partially off-set by a slight increase in operating expenses.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

New Accounting Pronouncements

Please read Note 9 for a discussion of new accounting pronouncements and their anticipated effects on the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure on our variable rate lines of bank credit.  At March 31, 2003, we had $139.4 million outstanding under our revolving and acquisition credit facilities with a variable combined weighted average interest rate of 5.23%.  A hypothetical 10 percent increase in interest rates to 5.75% would have a $0.5 million adverse effect on our results of operations and cash flows over the remaining three quarters of 2003.

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

3.3                     First Amendment to Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1997).

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

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended March 31, 2003:

•                  Under Item 9. Regulation FD Disclosure dated March 10, 2003 and filed March 12, 2003 regarding notification from NYSE and continued discussions with lenders.

•                  Under Item 9. Regulation FD Disclosure dated March 14, 2003 and filed March 17, 2003 regarding Crown Pacific Partners’ expectation that its limited partnership units will be quoted on the Over-The-Counter Bulletin Board (OTCBB) as of Tuesday, March 18, 2003.

•                  Under Item 9. Regulation FD Disclosure dated March 18, 2003 and filed March 19, 2003 regarding Crown Pacific Partners’ limited partnership units now being quoted on the Over-The-Counter Bulletin Board under the new trading symbol “CRPP”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2003	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 20, 2003

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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 20, 2003

/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer
Crown Pacific Partners, L.P.