Form 10-Q
period 2003-06-30
CROWN PACIFIC PARTNERS L P
filed 2003-08-14
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

                (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒       No  ☐

Common Units	30,527,030
(Class)	(Outstanding at August 12, 2003)

1

CROWN PACIFIC PARTNERS, L.P.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.
(Debtor-in-Possession)
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

Revenues	$73,410	$83,600

Operating costs:
Cost of products sold	67,859	74,858
Loss (gain) on disposition of assets	1,263	(1,429)
Selling, general and administrative expenses	6,948	6,167
Debt restructuring negotiation costs	4,860	—

Operating income (loss)	(7,520)	4,004

Interest expense	12,068	13,015
Debt restructuring and redemption premium	—	14,133
Amortization of debt issuance costs	640	624
Other income, net	(25)	(187)

Loss from continuing operations before reorganization items	(20,203)	(23,581)

Reorganization items:
Valuation adjustment on debt issuance costs	(218)	—
	(218)	—

Loss before discontinued operations	(20,421)	(23,581)

Income (loss) from discontinued operations	(482)	402

Net loss	$(20,903)	$(23,179)

Basic and diluted loss per unit before discontinued operations	$(0.66)	$(0.76)

Basic and diluted income (loss) per unit from discontinued operations	$(0.02)	$0.01

Basic and diluted net loss per unit	$(0.68)	$(0.75)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.
(Debtor-in-Possession)
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002

Revenues	$152,563	$159,058

Operating costs:
Cost of products sold	140,418	141,694
Loss (gain) on disposition of assets	784	(7,449)
Selling, general and administrative expenses	12,946	13,120
Debt restructuring negotiation costs	4,860	—

Operating income (loss)	(6,445)	11,693

Interest expense	24,020	27,221
Debt restructuring and redemption premium	—	14,133
Amortization of debt issuance costs	1,063	1,690
Other income, net	(154)	(455)

Loss from continuing operations before reorganization items	(31,374)	(30,896)

Reorganization items:
Valuation adjustment on debt issuance costs	(218)	—
	(218)	—

Loss before discontinued operations	(31,592)	(30,896)

Income (loss) from discontinued operations	(5,826)	785

Net loss	$(37,418)	$(30,111)

Basic and diluted loss per unit before discontinued operations	$(1.02)	$(1.00)

Basic and diluted income (loss) per unit from discontinued operations	$(0.19)	$0.03

Basic and diluted net loss per unit	$(1.21)	$(0.98)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.
(Debtor-in-Possession)
Consolidated Balance Sheets
(In thousands, except unit data)
(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$8,313	$12,993
Accounts receivable, net of allowance of $1,746 and $1,655	36,536	39,833
Notes receivable	2,233	2,540
Inventories	23,772	33,385
Deposits on timber cutting contracts	1,030	1,135
Prepaid and other current assets	7,248	4,053

Total current assets	79,132	93,939
Property, plant and equipment, net of accumulated depreciation of $44,540 and $42,609	47,385	53,484
Timber, timberlands and roads, net	410,449	413,987
Goodwill	28,770	34,272
Other assets	14,496	17,283

Total assets	$580,232	$612,965

Liabilities and Partners’ Capital

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$19,124	$26,000
Accounts payable	—	10,766
Accrued expenses	—	7,886
Accrued interest	—	7,798
Current portion of long-term debt	—	10,009

Total current liabilities	19,124	62,459
Long-term debt	—	503,181
Other non-current liabilities	—	9,170
Liabilities subject to compromise	559,301	—

Total liabilities	578,425	574,810

Partners’ capital:
General partners	(1,269)	(906)
Limited partners (30,527,030 units outstanding at June 30, 2003 and December 31, 2002)	3,076	39,061
Total partners’ capital	1,807	38,155

Total liabilities and partners’ capital	$580,232	$612,965

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.
(Debtor-in-Possession)
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(37,418)	$(30,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation and amortization	11,283	16,461
Deferred interest	2,402	897
Non-cash reorganization items	218	—
Redemption premium and write-off of deferred charges	—	9,967
Loss on purchase commitments	413	—
Impairment of goodwill	5,502	—
(Gain) loss on disposal of assets	780	(7,561)
Net change in current assets and current liabilities:
Accounts and notes receivable	4,694	6,857
Inventories	5,148	(6,023)
Deposits on timber cutting contracts	105	(461)
Prepaid and other current assets	(2,852)	(1,310)
Accounts payable and accrued expenses	9,485	(6,047)
Net cash used in operating activities	(240)	(17,331)

Cash flows from investing activities:
Additions to timberlands	(2,990)	(3,727)
Additions to timber cutting rights	(629)	(476)
Additions to equipment	(1,111)	(2,170)
Proceeds from sale of assets	7,143	186,162
Principal payments received on notes	67	2,614
Other investing activities	—	(15)
Net cash provided by investing activities	2,480	182,388

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	(6,876)	8,500
Proceeds from issuance of long-term debt	—	116
Repayments of long-term debt	(44)	(154,464)
Change in restricted cash	—	(15,337)
Other financing activities	—	(4,546)
Net cash used in financing activities	(6,920)	(165,731)

Net decrease in cash and cash equivalents	(4,680)	(674)
Cash and cash equivalents at beginning of period	12,993	9,219

Cash and cash equivalents at end of period	$8,313	$8,545

Supplemental Cash Flow Information
Cash paid for interest	$8,083	$28,378

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Organization and Basis of Presentation

Crown Pacific Partners, L.P. (“Crown Pacific” or the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing, selling and distribution of lumber and other wood products.

During the second quarter of 2003, the Partnership was unable to meet the financial covenants and scheduled interest payments pursuant to its bank loan and senior note agreements. In addition, the Partnership was unable to successfully negotiate a recapitalization with its bank lenders and senior note holders.  Accordingly, on June 29, 2003, the Partnership and all but one of its subsidiaries each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  The Partnership and its subsidiaries currently manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  The Partnership has experienced net losses in each of the last eleven fiscal quarters, and, as mentioned above, has filed for chapter 11 bankruptcy protection.  The consolidated financial statements do not reflect any adjustments that might result should the Partnership be unable to continue as a going concern.

As part of the Partnership’s bankruptcy proceedings, the Bankruptcy Court approved a debtor-in-possession financing agreement (“DIP Revolver”) in the amount of $40 million that the Partnership has arranged with The CIT Group/Business Credit, Inc. During the reorganization process, vendors who deliver goods and provide services to the Partnership receive priority payment protection under the bankruptcy law for such obligations.  Obligations that arose prior to June 29, 2003 are included on the accompanying consolidated balance sheet as liabilities subject to compromise.  See also Notes 2 and 11.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  The financial statements in this Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and six-month periods ended June 30, 2003 and 2002 have been included.  All such adjustments are of a normal and recurring nature, except for a $5.5 million charge to record the estimated impairment of goodwill (included as a component of discontinued operations) in the six months ended June 30, 2003 and a $14.1 million charge for debt restructuring and redemption premiums in the three and six months ended June 30, 2002.  All significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Separate condensed combined financial statements for the entities under chapter 11 protection are not presented because they are not significantly different from the consolidated financial statements.

Net loss per unit was calculated using the weighted average number of common units outstanding divided into net loss, after adjusting for the General Partner interest.  The General Partner loss allocation was $209,000 and $232,000 for the three months ended June 30, 2003 and 2002, respectively and $374,000 and $301,000 for the six months ended June 30, 2003 and 2002, respectively.  There is no difference between basic and diluted earnings per unit.

Note 2: Liabilities Subject to Compromise and Bankruptcy Petition

As discussed above, on June 29, 2003, the Partnership and its subsidiaries filed for chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, the Partnership has classified all liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheet (in thousands):

June 30, 2003
Acquisition facility	$112,372
Senior notes	400,658
Other long-term debt	116
Accounts payable	4,336
Accrued interest	21,388
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Other accrued expenses	9,144
Total	$559,301

Although the Partnership has filed for chapter 11 bankruptcy protection, it continues to actively pursue a recapitalization plan.  Any recapitalization plan will be subject to approval by the Bankruptcy Court and may involve the disposition of certain Partnership assets.  The creditors on the acquisition facility and senior notes assert that their debt is secured by the Partnership’s timberlands and certain real property and equipment associated with its manufacturing segment.  The remaining liabilities subject to compromise are generally unsecured.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.

Note 3: Inventories

All inventories are stated at the lower of average cost or market.  Inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Lumber	$4,229	$5,079
Logs	1,866	2,355
Supplies	3,407	3,455
Total manufacturing inventory	9,502	10,889
Alliance lumber products	14,270	17,388
Trading and distribution products	—	5,108
Total	$23,772	$33,385

Note 4: Debt Restructuring and Redemption Premium

In April 2002, the Partnership reached a global debt restructuring agreement with its banks and note holders and incurred a charge of $14.1 million of which $10.0 million was non-cash in nature. The Partnership incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, the Partnership expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium. The redemption premium was incurred when the Partnership prepaid a portion of its senior notes in advance of their scheduled maturity. Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.

Note 5: Debt Restructuring Negotiation Costs and Reorganization Items

In conjunction with unsuccessful negotiations to restructure the Partnership’s debt and activities conducted prior to the Partnership’s bankruptcy petition filed on June 29, 2003, the Partnership expensed $4.9 million in professional fees during the three months ended June 30, 2003.  Of this amount, $0.8 million was incurred in the first quarter of 2003 and was included in prepaid expenses on the balance sheet as of March 31, 2003 and the remaining amount was incurred during the second quarter of 2003. In addition, on June 30, 2003, the Partnership wrote-off $218,000 of deferred debt issuance costs related to its revolving credit facility, which was terminated, as a result of the chapter 11 filing, on July 3, 2003 (see Note 11). This write-off has been classified separately on the consolidated statement of operations in accordance with SOP 90-7.

Note 6: Discontinued Operations - Disposition of Trading and Distribution Segment

In April and May 2003, in two separate transactions, the Partnership sold the inventory and fixed assets related to its Trading and Distribution segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  The Partnership received a total of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the revolving credit facility.  These assets were sold at approximately their book value, resulting in a $4,000 gain in the second quarter of 2003.  The Partnership retained its accounts receivable related to these operations, which totaled $5.8 million as of the disposition dates.  All these accounts receivable were either collected or fully reserved as of June 30, 2003.  The results of operations of the Trading and Distribution segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Revenues from this segment were $6.3 million and $50.6 million for the three months ended June 30, 2003 and 2002, respectively.  Revenues from this segment were $34.1 million and $97.9 million for the six months ended June 30, 2003 and 2002, respectively.

During March 2003, deterioration of the Partnership’s trade credit availability began to adversely affect operating margins in the Trading and Distribution segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” the Partnership evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, the Partnership determined that its goodwill was impaired and recorded a non-cash impairment charge of $5.5 million in the three months ended March 31, 2003.  This $5.5 million charge is included in discontinued operations for the six months ended June 30, 2003.

Note 7: Unit-Based Compensation

The Partnership accounts for unit options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which the Partnership adopted in

December 2002, the Partnership has computed, for pro forma disclosure purposes, the impact on net loss and net loss per unit as if it had accounted for its unit-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(20,903)	$(23,179)	$(37,418)	$(30,111)
Deduct — total unit-based employee compensation expense determined under the fair value based method for all awards	(8)	(22)	(16)	(44)
Net loss, pro forma	$(20,911)	$(23,201)	$(37,434)	$(30,155)
Basic and diluted net loss per unit:
As reported	$(0.68)	$(0.75)	$(1.21)	$(0.98)
Pro forma	$(0.68)	$(0.75)	$(1.21)	$(0.98)

There were no unit options granted in the first six months of 2003 or 2002.

Note 8: Segment Reporting

Prior to January 1, 2003, the Partnership reported the activities of the Trading and Distribution segment and the Alliance Lumber segment on a combined basis as a single Wholesale Marketing segment.  These businesses were separated into two reporting segments at the beginning of 2003 to reflect that the Partnership began managing these segments as separate businesses. The 2002 periods have been conformed in the following tables to the current year presentation for segments.  The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the operation of tree farms and the harvest and sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into dimension lumber and the sale of residual chips to pulp and paper mills; and 3) Alliance Lumber, consisting of the distribution and supply of building products through the Partnership’s professional contractor service yards.  As discussed in Note 6 above, the Partnership disposed of its Trading and Distribution segment during the second quarter of 2003.  The Trading and Distribution segment consisted of the wholesale trading, marketing and distribution of lumber and panel products. Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and the gain related to the sale of the Inland Tree Farm in 2002. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.  The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2003	2002	2003	2002
Timberlands:
Trade	$4,252	$9,071	$11,169	$19,829
Intersegment	6,257	9,634	15,801	20,180
	10,509	18,705	26,970	40,009
Manufacturing:
Trade	16,611	27,284	38,587	51,060
Intersegment	899	927	2,072	2,198
	17,510	28,211	40,659	53,258
Alliance Lumber:
Trade	50,712	44,635	98,533	83,266
Intersegment	—	—	—	—
	50,712	44,635	98,533	83,266
Corporate and Other:
Trade	1,835	2,610	4,274	4,903
Intersegment	16	118	76	195
	1,851	2,728	4,350	5,098
Total:
Total Revenues	80,582	94,279	170,512	181,631
Less Intersegment	(7,172)	(10,679)	(17,949)	(22,573)
Revenues	$73,410	$83,600	$152,563	$159,058

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2003	2002	2003	2002
Timberlands	$226	$1,215	$1,005	$2,883
Manufacturing	(605)	2,111	(1,182)	2,676
Alliance Lumber	2,043	1,904	4,749	4,035
Corporate and Other	(9,184)	(1,226)	(11,017)	2,099
Operating Income (Loss)	(7,520)	4,004	(6,445)	11,693
Interest Expense	(12,068)	(13,015)	(24,020)	(27,221)
Debt restructuring and redemption premium	—	(14,133)	—	(14,133)
Reorganization expenses	(218)	—	(218)	—
Other	(615)	(437)	(909)	(1,235)
Net loss from continuing operations	$(20,421)	$(23,581)	$(31,592)	$(30,896)

Note 9: Property Sales

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm to Patriot Investments, LLC for $132.4 million.  The Partnership recognized a gain on this sale of $6.0 million.  On April 30, 2002, the Partnership closed the sale of its Inland North tree farm to Patriot Investments, LLC for $53.9 million.  The Partnership recognized a gain on this sale of $1.4 million.  Net proceeds from these two property sales were used to reduce outstanding debt.

Note 10: New Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in the first quarter of 2003 did not have any effect on the Partnership’s financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period.  The Operating Partnership is considered a VIE under FIN 46.  The Partnership has not yet determined the effect that adoption of FIN 46 may have on its financial position, results of operations or cash flows, given the recent chapter 11 bankruptcy filing.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Partnership prospectively for contracts entered into or modified after June 30, 2003.  The Partnership does not have any derivative instruments, nor is it involved in any hedging activities and, therefore, the adoption of SFAS No. 149 will not have any impact on its results of operations, financial position or cash flows

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Partnership for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Partnership does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption of SFAS No. 150 will not have any impact on its results of operations, financial position or cash flows.

Note 11: Subsequent Event — Debtor-in-Possession Credit Facility

On July 1, 2003, the Bankruptcy Court entered an interim financing order and on July 17, 2003 the Bankruptcy Court entered a final financing order approving the $40 million DIP Revolver (see also Note 1).  The Bankruptcy Court’s July 17, 2003 order temporarily limits borrowing under the DIP Revolver while a creditors committee is formed and given the opportunity to comment.

On July 3, 2003, the Partnership borrowed $19.8 million on the DIP Revolver in order to pay in full the balance outstanding on its pre-existing revolving credit facility and all related accrued interest and fees.  The pre-existing revolving credit facility was then terminated.

The $40 million limit is subject to a borrowing base and is reduced to $20 million should the Partnership dispose of its Alliance Lumber segment.  The DIP Revolver is collateralized by accounts receivable, inventory and any personal property that was not subject to a pre-existing lien.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of July 31, 2003, there was $19.8 million outstanding on the DIP Revolver at an interest rate of 4.5% and approximately $12.2 million remained available.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Bankruptcy Petition Filing

During the second quarter of 2003, we were unable to meet the financial covenants and scheduled interest payments pursuant to our bank loan and senior note agreements. In addition, we were unable to successfully negotiate a recapitalization with our bank lenders and senior note holders.  Accordingly, on June 29, 2003, we filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”) for the Partnership and all but one of our subsidiaries.  We currently manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have experienced net losses in each of the last eleven fiscal quarters, and, as mentioned above, we are under chapter 11 bankruptcy protection.  The consolidated financial statements do not reflect any adjustments that might result should we be unable to continue as a going concern.

As part of our bankruptcy proceedings, the Bankruptcy Court approved a debtor-in-possession financing agreement (“DIP Revolver”) in the amount of $40 million that we arranged with The CIT Group/Business Credit, Inc. During the reorganization process, vendors who deliver goods and provide services to us receive priority payment protection under the bankruptcy law for such obligations.  Obligations that arose prior to June 29, 2003 are included on the accompanying consolidated balance sheet as liabilities subject to compromise.  See also Notes 2 and 11 above and Liquidity and Capital Resources below.

Forward-Looking Statements

Information contained in Item 2 and other sections of this report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, forecasts, hopes, beliefs, predictions, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels and amounts received for stumpage and property sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations — as well as the substantial capital resources required to fund our operations and the uncertainty regarding procurement of additional equity capital.  Accordingly, actual results may differ materially from the expectations expressed in this report.

Additional factors that could affect future performance include our ability to successfully reorganize under bankruptcy protection, environmental risks, operating risks normally associated with the timber industry, competition, government regulations and policies, and economic changes in the regions where our products or substitute products are sold, including Southeast Asia and Japan. Other risk factors include the increase in the value of the U.S. dollar against foreign currencies, and our ability to implement our business strategy. These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K, and 10-Q and reports to unitholders, which are available from us or the United States Securities and Exchange Commission.

Liquidity and Capital Resources

As discussed above, on June 29, 2003, we filed for chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, we have listed all pre-petition liabilities which existed prior to the June 29, 2003 bankruptcy filing as liabilities subject to compromise.  Disposition of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise (in thousands):

June 30, 2003
Acquisition facility	$112,372
Senior notes	400,658
Other long-term debt	116
Accounts payable	4,336
Accrued interest	21,388
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Other accrued expenses	9,144
Total	$559,301

Although we have filed for chapter 11 bankruptcy protection, we continue to actively pursue a recapitalization plan.  Any recapitalization plan will be subject to approval by the Bankruptcy Court and may involve the disposition of certain of our assets. The objective of the recapitalization is to establish a capital structure that is consistent with our cash flows throughout the industry cycle, and that affords us adequate funding for capital expenditures, working capital needs and debt service requirements.  The creditors on the acquisition facility and senior notes assert that their debt is secured by our timberlands and certain real property and equipment associated with our manufacturing segment.  The remaining liabilities subject to compromise are generally unsecured.  While we are under bankruptcy protection, any scheduled interest or principal payments are suspended and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.

On July 17, 2003 the Partnership received a final order from the Bankruptcy Court approving the implementation of a $40 million debtor-in-possession loan facility (“DIP Revolver”) with The CIT Group/Business Credit, Inc.  The Bankruptcy Court’s July 17, 2003 order temporarily limits borrowing under the DIP Revolver while a creditors committee is formed and given the opportunity to comment.

With the DIP Revolver in place, we should have adequate liquidity to pay our vendors for goods delivered to and services provided to us on a post-petition basis after June 29, 2003. During the reorganization process, vendors who deliver goods and provide services to us receive priority payment protection under the bankruptcy law for such obligations.

On July 3, 2003, the Partnership borrowed $19.8 million on the DIP Revolver in order to pay in full the balance outstanding on its pre-existing revolving credit facility and all related accrued interest and fees.  The pre-existing revolving credit facility was then terminated.

The $40 million DIP Revolver limit is subject to a borrowing base and is reduced to $20 million should we dispose of our Alliance Lumber segment.  The DIP Revolver is collateralized by our accounts receivable, inventory and any personal property that was not subject to a pre-existing lien.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at our option.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of July 31, 2003, there was $19.8 million outstanding on the DIP Revolver at an interest rate of 4.5% and approximately $12.2 million remained available.

Cash used by operating activities was $240,000 in the first six months of 2003 and resulted primarily from a net loss of $37.4 million and an increase in prepaid and other current assets of $2.9 million, partially offset by non-cash expenses and charges totaling $20.6 million, a decrease in accounts and notes receivable of $4.7 million, a decrease in inventories of $5.1 million and an increase in accounts payable and accrued expenses of $9.4 million.  Working capital increased to $60.0 million at June 30, 2003 compared to $31.5 million at December

31, 2002, primarily due to the chapter 11 bankruptcy petition filing and the resulting reclassification of $75.6 million of current liabilities to liabilities subject to compromise.

The $4.7 million decrease in accounts and notes receivable and the $5.1 million decrease in inventories is primarily due to the sale of our Trading and Distribution segment early in the second quarter of 2003.  The increase in accounts payable and accrued expenses prior to their transfer to liabilities subject to compromise is primarily due to accrued interest on long-term debt which was due but not paid during the second quarter of 2003, offset in part by decreases due to accelerated credit terms imposed by vendors and the disposal of the Trading and Distribution segment.

Net cash provided by investing activities of $2.5 million resulted primarily from $7.1 million received from the sale of equipment and the Trading and Distribution segment inventories, partially offset by the use of $3.6 million for additions to timberlands and timber cutting rights and $1.1 million used for additions to equipment.

Net cash used by financing activities of $6.9 million resulted from a $6.9 million decrease in short-term borrowings under our pre-existing revolving credit facility.  Under an agreement with the bank group for this facility, we were required to apply much of the proceeds received from our Trading and Distribution segment disposition to the outstanding balance on this loan.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions could support a sustained quarterly distribution.  In addition, cash distributions are not allowed while we are involved in bankruptcy proceedings.

Results of Continuing Operations

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

General

During the second quarter of 2003, we sold our Trading and Distribution segment, which is reflected as discontinued operations on our consolidated statements of operations for all periods presented.  Please see additional discussion below.

Revenues from continuing operations during the quarter ended June 30, 2003 decreased $10.2 million, or 12.2%, to $73.4 million, from $83.6 million in the same quarter of 2002.  The decrease reflects lower revenues from our Timberlands and Manufacturing segments partially offset by increased revenues in our Alliance Lumber segment.  The decreased revenues in Timberlands and Manufacturing are due to temporary market-related curtailments in these segments as well as weak market pricing for logs and lumber.  The increased Alliance Lumber revenue is due to increased sales volume.

Cost of sales as a percentage of sales increased to 92.4% in the second quarter of 2003, compared to 89.5% in the same quarter of 2002 due to several factors, including increased costs at our Alliance Lumber segment as a result of trade credit problems and the relative absence of pricing discounts, lower prices for our logs and lumber, increased fuel and other energy costs, and lower production volumes in our manufacturing and timberlands segments due to the temporary market-related curtailments in the second quarter.

The $1.3 million loss on disposal of assets in the second quarter of 2003 represents the loss realized on the disposition of an aircraft.  Gain on disposal of assets of $1.4 million in the prior year quarter represents the recognized gain on the sale of our Inland North tree farm in April 2002.

Selling, general and administrative expenses increased $0.8 million, or 12.7%, to $6.9 million (9.5% of revenue) in the second quarter of 2003, compared to $6.2 million (7.4% of revenue) in the second quarter of 2002.  This increase is primarily a result of higher insurance premiums and professional fees, offset in part by decreases in salaries and related personnel costs due to lower headcount and cost reduction initiatives.

Interest expense decreased $0.9 million, or 7.3%, to $12.1 million in the second quarter of 2003, from $13.0 million in the same quarter of 2002.  The decrease is primarily a result of lower average debt balances in the second quarter of 2003 compared to the second quarter of 2002.

Debt restructuring and redemption premium of $14.1 million in the second quarter of 2002 relates to our global debt restructuring in April 2002.  Of the $14.1 million charge, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19).  In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium.   The redemption premium was incurred when we prepaid a portion of our senior notes in advance of their scheduled maturity.  Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.

Amortization of debt issuance costs totaled $0.6 million in the second quarters of both 2003 and 2002.  The second quarter of 2003 includes $0.2 million of additional amortization related to deferred debt issuance costs on the pre-existing revolving credit facility which was terminated early in July 2003.  At June 30, 2003, we had $3.8 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

Debt restructuring negotiation costs of $4.9 million in the quarter ended June 30, 2003 consisted primarily of professional fees and charges incurred related to our reorganization and recapitalization efforts.  Of these charges, $0.8 million were incurred and deferred in the first quarter of 2003 and expensed in the current quarter due to the failure of our out of court recapitalization efforts and our filing for chapter 11 bankruptcy protection on June 29, 2003.  We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under chapter 11.

In the past, the Partnership has not paid significant income taxes and has not included a provision for income taxes in its financial statements.  The Partnership owns, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes.  This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including dispositions of certain assets by the Partnership. Any such income tax incurred by these taxable entities would generally not be allocated to unit holders. We do not anticipate any significant income tax liability from our disposition of the Trading and Distribution segment assets.

Timberlands

Total external segment sales, including stumpage sales, decreased 53.1% to $4.3 million, or 5.8% of revenue in the second quarter of 2003, compared to $9.1 million, or 10.9% of revenue in the second quarter of 2002.  The decrease in external segment sales reflects a 56.5% decrease in domestic log shipments, an 83.5% decrease in export log shipments, a 3.1% decrease in the weighted average domestic sales realizations and an 11.5% decrease in the weighted average export sales realizations.  The decrease in domestic log shipments primarily reflects decreases at our Washington tree farms due to harvest curtailments during May 2003.  The decrease in export log shipments primarily reflects lower demand for Korean sort logs.  The decrease in sales realizations is a result of species mix changes and lower hemlock and Douglas fir pricing in the second quarter of 2003 compared to the second quarter of 2002.  Except for the Inland North Tree Farm sale (which is reflected in the Corporate and Other segment) in the second quarter of 2002, there were no significant property sales in either the 2003 or 2002 period.

Internal sales of logs to manufacturing decreased 35.1% to $6.3 million in the second quarter of 2003 from $9.6 million in the second quarter of 2002.  The decrease primarily reflects the effects of a 27.6% decrease in volume, due in large part to a temporary harvest curtailment during the second quarter of 2003 and a 9.3% decrease in average sales realizations due to weak market pricing.  Our internal transfer pricing is based on current market prices at the time of sale.

Overall operating income from timberlands decreased $1.0 million, or 81.4%, to $0.2 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002, primarily as a result of the decreased volume and sales realizations discussed above.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding stumpage adjustments and pulpwood, were as follows (dollars per thousand board feet or “MBF”):

	Quarter Ended June 30,
Tree Farm	2003	2002	% Change
Oregon	$626	—	—
Inland	—	$477	—
Hamilton	$436	$457	(4.6)%
Olympic	$376	$393	(4.3)%
Weighted average	$404	$417	(3.1)%

During the second quarter of 2003, certain large diameter salvaged ponderosa pine were sold to an external customer.  All other production from the Oregon Tree Farm was utilized by our Gilchrist mill.  The decreases at the Hamilton and Olympic Tree Farms are primarily due to lower market pricing and changes in species mix.

Domestic external log sales volumes decreased 56.5% in the second quarter of 2003 to 7.8 million board feet (MMBF), compared to 17.8 MMBF in the same quarter of 2002, primarily as a result of decreases at our Washington tree farms due in part to a temporary harvest curtailment during the second quarter of 2003.  The external volume from each of our tree farms was as follows (in MBF):

	Quarter Ended June 30,
Tree Farm	2003	2002	% Change
Oregon tree farm	227	8	Not meaningful
Inland tree farm	—	132	—
Hamilton tree farm	2,755	6,419	(57.1)%
Olympic tree farm	4,783	11,284	(57.6)%
Total	7,765	17,843	(56.5)%

The decreases at the Hamilton and Olympic Tree Farms are a result of decreased market demand compared to the prior year periods and the temporary harvest curtailment.

A portion of the Inland Tree Farm was sold in the first quarter of 2002 and the final portion was sold on April 30, 2002.  Therefore, there was very little volume from our Inland Tree Farm during the second quarter of 2002 and none in the second quarter of 2003.

Export Log Sales

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $0.1 million, or 0.2% of revenue, in the second quarter of 2003, compared to $0.9 million, or 0.7% of revenue, for the same quarter in 2002.  The average realization for export logs decreased 11.5% to $451/MBF in the second quarter of 2003 compared to $510/MBF in the second quarter of 2002.  Sales volumes of export logs decreased 83.5% to 297 MBF in the second quarter of 2003 compared to 1,798 MBF in the second quarter of 2002.  The decrease in sales volume and average realization is primarily due to decreased demand for Korean sort logs.

Property Sales

The disposition of the Inland North Tree Farm in the second quarter of 2002 was reported as an asset sale in the Corporate and Other segment.  There were no other significant property sales in the second quarter of 2003 or 2002.

Manufacturing

External revenues from our sawmills decreased $10.7 million, or 39.1% to $16.6 million, or 22.6% of revenue, in the second quarter of 2003 from $27.3 million, or 32.6% of revenue, in the same quarter of 2002.  The decreased revenue reflects a 14.6% decrease in average external lumber sales realizations, a 27.7% decrease in external lumber sales volumes and a 31.5% decline in chip revenue.  The lower sales realizations reflect the impact of weak lumber market pricing and mix changes.  The decreased sales volume reflects decreased production due to the temporary market-related production curtailment during the second quarter of 2003.

The operating loss from manufacturing was $0.6 million in the second quarter of 2003 compared to operating income of $2.1 million in the second quarter of 2002.  The decline in operating results is primarily a result of decreased revenues as discussed above, a 6.3% increase in segment overhead expense and an 8.8% increase in per unit manufacturing expense.  These factors were partially offset by an 11.6% decrease in unit log costs.  The increase in segment overhead expense is primarily a result of increased depreciation and costs related to the shut-down of the finishing operation at our Prineville mill.  The Prineville mill was not operated during the second quarter of 2002, but had been operating in the fourth quarter of 2002 and the first quarter of 2003 for drying and finishing of increased rough lumber production from the Gilchrist mill.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Quarter Ended June 30,
Region	2003	2002	% Change
Oregon	$268	$308	(13.0)%
Washington	$259	$310	(16.5)%
Weighted average	$264	$309	(14.6)%

The decreases reflect weak lumber market pricing and shifts in product mix.

External lumber sales volumes decreased 27.7% in the second quarter of 2003 to 57.7 MMBF compared to 79.7 MMBF in the same period of 2002.  External lumber sales volumes by region were as follows (in MBF):

	Quarter Ended June 30,
Region	2003	2002	% Change
Oregon	30,179	45,583	(33.8)%
Washington	27,495	34,137	(19.5)%
Total	57,674	79,720	(27.7)%

The decreased volume from both regions reflects our temporary production curtailment in the second quarter of 2003.

Internal shipments from the Oregon region increased 99.8% to 1.8 MMBF in the second quarter of 2003 compared to 0.9 MMBF in the second quarter of 2002.

Internal shipments from the Washington region decreased 27.1% to 1.7 MMBF in the second quarter of 2003 compared to 2.3 MMBF in the second quarter of 2002.

Chip sales accounted for 1.9% of revenue in the second quarter of 2003, compared to 2.4% of revenue in the second quarter of 2002.  Residual wood chip prices increased to $64 per bone dry unit (BDU) in the second quarter of 2003 compared to $56/BDU in the second quarter of 2002, reflecting slightly improved market conditions.   Woodchip sales volume decreased 40.6% to 21,232 BDUs in the second quarter of 2003 compared to 35,738 BDUs in the second quarter of 2002 due to our temporary production curtailment in the second quarter of 2003.

Alliance Lumber

Our Alliance Lumber segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building products.  Total revenue from our Alliance Lumber segment increased 13.6% to $50.7 million, or 69.1% of total revenue, in the second quarter of 2003 compared to $44.6 million, or 53.4% of total revenue, in the second quarter of 2002.  This increase reflects increased sales volumes at all three operations driven by strong demand in their respective regional housing markets, offset in part by lower lumber prices.  Unit volume increased 12.5% during the second quarter of 2003, compared to the second quarter of 2002.

Operating income from our Alliance Lumber segment increased 7.3% to $2.0 million in the second quarter of 2003 compared to $1.9 million in the second quarter of 2002.  The increase in operating income reflects the increased revenue as discussed above, offset in part by an increase in operating expenses, a decrease in margins due to the effect of our trade credit difficulties on our raw materials purchasing and a relative absence of pricing discounts as well as shifts in mix between multi-family projects and single family residences.  Multi-family projects generally provide greater revenue per project than single family projects, but result in lower margins.  The increase in operating expenses is due in part to increased wages, which resulted from overtime expense in order to service back orders that occurred from supply chain disruptions with our vendors.

Discontinued Operations - Trading and Distribution

Our Trading and Distribution segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003.  The Trading and Distribution segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us.  Primarily due to the sale of this segment, sales from the Trading and Distribution segment decreased $44.3 million, or 87.5%, to $6.3 million in the second quarter of 2003 from $50.6 million in the second quarter of 2002.

The loss from our Trading and Distribution segment totaled $482,000 in the second quarter of 2003 compared to income of $402,000 in the second quarter of 2002.  The decrease in income primarily reflects the lower revenues as discussed above.

Results of Continuing Operations

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

General

During the second quarter of 2003, we sold our Trading and Distribution segment, which is reflected as discontinued operations on our consolidated statements of operations for all periods presented.  Please see additional discussion below.

Revenues during the six months ended June 30, 2003 decreased $6.5 million, or 4.1%, to $152.6 million, from $159.1 million in the same period of 2002.  The decrease reflects lower revenues from our Timberlands and Manufacturing segments partially offset by increased revenues in our Alliance Lumber segment.  The decreased revenues from our Timberlands and Manufacturing segments are due to temporary market-related curtailments in these segments as well as weak market pricing for logs and lumber.  The increase in Alliance Lumber revenues is due to increased sales volume.

Cost of sales as a percentage of sales increased to 92.0% in the first six months of 2003, compared to 89.1% in the same period of 2002 due to several factors including increased costs at our Alliance Lumber segment as a result of trade credit problems and the relative absence of pricing discounts, lower prices for our logs and lumber, increased fuel and other energy costs and lower production volumes in our Manufacturing and Timberlands segments due to the temporary market-related curtailments in the second quarter of 2003.

The $0.8 million loss on disposal of assets in the six months ended June 30, 2003 represents a $1.3 million loss on the sale of an aircraft in the second quarter of 2003, offset by a gain on sale of equipment of $0.5 million in the first quarter of 2003.  Gain on disposal of assets of $7.4 million in the first six months of 2002 represents the recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively.

Selling, general and administrative expenses were $12.9 million (8.5% of net sales) in the first six months of 2003, compared to $13.1 million (8.3% of net sales) in the first six months of 2002.  Increases as a result of higher insurance premiums and professional fees were offset by decreases in salaries and related personnel costs due to lower headcount and cost reduction initiatives.

Interest expense decreased $3.2 million, or 11.8%, to $24.0 million in the first six months of 2003, from $27.2 million in the first six months of 2002.  The decrease is primarily a result of lower average debt balances in the first six months of 2003 compared to the first six months of 2002, partially off-set by higher interest rates effective in April 2002 due to the global debt restructuring agreement completed at that time.

Debt restructuring and redemption premium of $14.1 million in the first six months of 2002 relates to our global debt restructuring in April 2002.  Of the $14.1 million charge, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19).   In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium.  The redemption premium was incurred when we prepaid a portion of our senior notes in advance of their scheduled maturity.  Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.

Amortization of debt issuance costs decreased $0.6 million to $1.1 million in the first six months of 2003 compared to $1.7 million in the first six months of 2002.  The decrease is due to the second quarter 2002 write-off of $5.5 million of previously deferred fees related to our senior notes as a result of our debt restructuring in April 2002.  In addition, the amortization period for remaining deferred debt issuance costs was prospectively extended until December 2005, thereby lowering the amount amortized in each quarter.  These decreases were partially offset by the recognition of $0.2 million of additional amortization of deferred debt issuance costs in 2003 on the pre-existing revolving credit facility which was terminated in July 2003.  At June 30, 2003, we had $3.8 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

Debt restructuring negotiation costs of $4.9 million in the six months ended June 30, 2003, consisting primarily of professional fees, represent charges incurred related to our reorganization and recapitalization efforts.  We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under chapter 11.

In the past, the Partnership has not paid significant income taxes and has not included a provision for income taxes in its financial statements.  The Partnership owns, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes.  This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including dispositions of certain assets by the Partnership. Any such income tax incurred by these taxable entities would generally not be allocated to unit holders. We do not anticipate any significant income tax liability from our disposition of the Trading and Distribution segment assets.

Timberlands

Total external segment sales, including stumpage sales, decreased 43.7% to $11.2 million, or 7.3% of revenue in the first six months of 2003, compared to $19.8 million, or 12.5% of revenue in the first six months of 2002.  The decrease in external segment sales reflects a 44.2% decrease in domestic log shipments, a 66.7% decrease in export log shipments and a 6.9% decrease in the weighted average domestic sales realizations.  The decrease in domestic log shipments primarily reflects curtailments in production at all of our tree farms in May 2003 and the sale of our Inland Tree Farm in two separate transactions in March and April 2002.  The decrease in export log shipments primarily reflects lower demand for Korean sort logs.  The decrease in realizations reflects the absence of our Inland Tree Farm, species mix changes and lower market prices in the first six months of 2003 compared to the first six months of 2002.  Except for the Inland North and Inland South Tree Farm sales (which are reflected in the Corporate and Other segment) in the first and second quarters of 2002, there were no significant property sales in either the 2003 or 2002 period.

Internal sales of logs to manufacturing decreased 21.7% to $15.8 million in the first six months of 2003 from $20.2 million in the first six months of 2002.  The decrease primarily reflects the effects of our temporary harvest curtailment and a 3.1% decrease in average sales realizations due to weak market pricing.  Our internal transfer pricing is based on current market prices at the time of sale.  We terminated all Inland manufacturing operations in 2001, hence no Inland internal sales are included in the first six months of 2003 or 2002.

Overall operating income from timberlands decreased $1.9 million, or 65.1%, to $1.0 million in the first six months of 2003 from $2.9 million in the first six months of 2002, primarily as a result of the decreased volume and sales realizations discussed above.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding stumpage adjustments and pulpwood, were as follows (dollars per MBF):

	Six Months Ended June 30,
Tree Farm	2003	2002	% Change
Oregon	$626	—	—
Inland	—	$466	—
Hamilton	$425	$457	(7.0)%
Olympic	$376	$378	(0.5)%
Weighted average	$401	$414	(3.1)%

During the second quarter of 2003, certain large diameter salvaged ponderosa pines were sold to an external customer.  All other production from the Oregon Tree Farm was utilized by our Gilchrist mill.  The decrease at the Hamilton Tree Farm is primarily due to lower market pricing and changes in species mix.

Domestic external log sales volumes decreased 44.2% in the first six months of 2003 to 20.3 MMBF, compared to 36.5 MMBF in the first six months of 2002, primarily as a result of temporary harvest curtailments during the second quarter of 2003 and the sale of our Inland Tree Farm in the first and second quarters of 2002.  The external volume from each of our tree farms was as follows (in MBF):

	Six Months Ended June 30,
Tree Farm	2003	2002	% Change
Oregon tree farm	227	8	Not meaningful
Inland tree farm	—	7,373	—
Hamilton tree farm	9,215	8,764	5.1%
Olympic tree farm	10,890	20,324	(46.4)%
Total	20,332	36,469	(44.2)%

The increase at the Hamilton Tree Farm was a result of increased market demand from local sawmill customers in the first quarter of 2003, partially offset by our temporary harvest curtailment in the second quarter of 2003.

The decrease at the Olympic Tree Farm reflects strong demand experienced in the second quarter of 2002 compared to the second quarter of 2003 and the temporary harvest curtailment in the second quarter of 2003.

We sold a portion of our Inland Tree Farm in the first quarter of 2002 and sold the final portion on April 30, 2002.  Therefore, there was low volume related only to sourcing existing log contracts from our Inland Tree Farm during the first six months of 2002 and none in the 2003 period, as the sale transaction had been completed.

Export Log Sales

Sales of logs to customers involved in exporting activities (included in total log sales above) were approximately $0.7 million, or 0.5% of revenue, in the first six months of 2003, compared to $1.9 million, or 1.2% of revenue, for the first six months of 2002.  The average realization for export logs increased to $555/MBF in the first six months of 2003 compared to $494/MBF in the first six months of 2002.  Sales volumes of export logs decreased 66.7% to 1.3 MMBF in the first six months of 2003 compared to 3.8 MMBF in the first six months of 2002.    The decrease in sales volume is primarily due to decreased demand for Korean sort logs.  The increase in the average realization is primarily due to a greater proportion of higher grade Korean sort logs during the first six months of 2003 compared to the first six months of 2002.  We did not export any logs from our Inland Tree Farm and, therefore, our export sales were not affected by their disposition.

Property Sales

The disposition of the Inland South and Inland North tree farms in the first and second quarters of 2002 were reported as asset sales in the Corporate and Other segment.  There were no other significant property sales in the first six months of 2003 or 2002.

Manufacturing

External revenues from our sawmills decreased $12.5 million, or 24.4% to $38.6 million, or 25.3% of revenue, in the first six months of 2003 from $51.1 million, or 32.1% of revenue, in the first six months of 2002.  The decreased revenues reflect an 11.1% decrease in average external lumber sales realizations, a 12.3% decrease in external lumber sales volumes and a 28.8% decline in chip revenue.  The lower sales realizations reflect the impact of weak lumber market pricing and product mix changes.  The lower sales volume reflects decreased production, including the effects of our temporary market-related production curtailment in the second quarter of 2003.

The operating loss from manufacturing was $1.2 million in the first six months of 2003 compared to operating income of $2.7 million in the first six months of 2002.  The decline in operating results is primarily a result of decreased revenues as discussed above, a 5.6% increase in segment overhead expense and a 6.2% increase in per unit manufacturing expense.  These factors were partially offset by an 8.9% decrease in unit log costs.  The increase in segment overhead expense is primarily a result of increased depreciation and costs related to the shut-down of our Prineville mill.  The Prineville mill was not operated during the first half of 2002, but had been operating in the fourth quarter of 2002 and the first quarter of 2003 for drying and finishing of increased rough lumber production from the Gilchrist mill.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Six Months Ended June 30,
Region	2003	2002	% Change
Oregon	$269	$298	(9.7)%
Washington	$259	$298	(13.1)%
Weighted average	$265	$298	(11.1)%

The decreases reflect weak lumber market pricing and shifts in product mix.

External lumber sales volumes decreased 12.3% in the first six months of 2003 to 133.2 MMBF compared to 151.9 MMBF in the same period of 2002.  External lumber sales volumes by region were as follows (in MBF):

	Six Months Ended June 30,
Region	2003	2002	% Change
Oregon	72,352	88,166	(17.9)%
Washington	60,876	63,710	(4.4)%
Total	133,228	151,876	(12.3)%

The decrease in external shipments from the Oregon region is due to our temporary production curtailment in the second quarter of 2003 and a 170.8% increase in internal shipments to 4.3 MMBF in the first six months of 2003 compared to 1.6 MMBF in the first six months of 2002.

The decreased volume from the Washington region reflects the temporary production curtailment in the second quarter of 2003.  Internal shipments from the Washington region decreased 37.2% to 3.8 MMBF in the first six months of 2003 compared to 6.1 MMBF in the first six months of 2002.

Chip sales accounted for 2.0% of revenue in the first six months of 2003, compared to 2.8% of revenue in the first six months of 2002.  Residual wood chip prices were up slightly to $61 per bone dry unit (BDU) in the first six months of 2003 compared to $60 per BDU in the first six months of 2002. Woodchip sales volume decreased 29.6% to 51,036 BDUs in the first six months of 2003 compared to 72,494 BDUs in the first six months of 2002 partially due to our temporary production curtailment in the second quarter of 2003.

Alliance Lumber

Our Alliance Lumber segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building products.  Total revenue from our Alliance Lumber segment increased 18.3% to $98.5 million, or 64.6% of total revenue, in the first six months of 2003 compared to $83.3 million, or 52.3% of total revenue, in the first six months of 2002.  This increase reflects increased sales volumes at all three operations driven by strong demand in their respective regional housing markets, offset in part by lower lumber prices.  Unit volume increased 20.9% during the first six months of 2003 compared to the first six months of 2002.

Operating income from our Alliance Lumber segment increased 17.7% to $4.7 million in the first six months of 2003 compared to $4.0 million in the first six months of 2002.  The increase in operating income reflects the increased revenue as discussed above, offset in part by an increase in operating expenses, a decrease in margins due to the effect of our trade credit difficulties on our raw materials purchasing and the relative absence of pricing discounts, as well as shifts in mix between multi-family projects and single family residences.  Multi-family projects generally provide greater revenue per project than single family projects, but result in lower margins.  The increase in operating expenses is due in part to increased wages, which resulted from overtime expense in the second quarter of 2003 in order to service back orders that occurred from supply chain disruptions with our vendors.

Discontinued Operations - Trading and Distribution

Our Trading and Distribution segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003.  The Trading and Distribution segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us.  Primarily due to the sale of this segment, sales from the Trading and Distribution segment decreased $63.8 million, or 65.1%, to $34.1 million in the first six months of 2003 from $97.9 million in the first six months of 2002.

The loss from our Trading and Distribution segment totaled $5.8 million in the first six months of 2003 compared to income of $0.8 million in the first six months of 2002, primarily due to the decreased revenues as discussed above and a $5.5 million charge for the impairment of goodwill, which occurred in the first quarter of 2003.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

New Accounting Pronouncements

Please read Note 10 for a discussion of new accounting pronouncements and their anticipated effects on the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our pre-existing revolving credit facility was paid off and terminated in July 2003 and our acquisition credit facility was transferred to liabilities subject to compromise on June 29, 2003 upon our filing for chapter 11 bankruptcy protection.  In July 2003 a $40 million debtor-in-possession financing agreement (“DIP Revolver”) was approved by the court.  The DIP Revolver has a variable rate of interest.  At July 30, 2003, we had $19.8 million outstanding under the DIP Revolver at an interest rate of 4.5%.  A hypothetical 10 percent increase in interest rates to 4.95% would not have a material effect on our cash flows.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

During the second quarter of 2003, we defaulted on our senior notes and on our acquisition credit facility as a result of not making scheduled interest payments and being out of compliance with the related covenants.  All amounts due under these facilities were transferred to liabilities subject to compromise on June 29, 2003 upon our filing for chapter 11 bankruptcy protection.  We also defaulted on our revolving credit facility under cross-default provisions with the senior notes and acquisition facility agreements.  The revolver was paid in full and terminated on July 3, 2003 (please see Note 11). Amounts included in liabilities subject to compromise at June 30, 2003 related to the senior notes and the acquisition credit facility were as follows (in thousands):

		Accrued
	Principal	Interest	Other Fees	Total
Acquisition facility	$112,372	$1,848	$—	$114,220
Senior notes	400,658	24,721	5,761	431,140
Total	$513,030	$26,569	$5,761	$545,360

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below and this list is intended to serve as the exhibit index:

3.1	Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (filed as Exhibit A to Part I of Registrant’s Registration Statement on Form S-1 No. 83-85066).
3.2	Form of Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.2 to the Registrant’s Statement on Form S-1 No. 83-85066).
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

3.5	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1999).
10.1	Post-Petition Financing Agreement between The CIT Group/Business Credit, Inc. (Lender) and Crown Pacific Limited Partnership, a Debtor and a Debtor-in-Possession (Borrower), dated June 29, 2003.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

                        We filed the following reports on Form 8-K during the quarter ended June 30, 2003:

•                  Form 8-K dated June 6, 2003 and filed June 11, 2003 pursuant to Item 9. Regulation FD Disclosure regarding the receipt of forbearance agreements from its lenders; and

•                  Form 8-K dated June 16, 2003 and filed June 17, 2003 pursuant to Item 9. Regulation FD Disclosure regarding the extension of the forbearance agreements and the Partnership’s continued negotiations regarding recapitalization.

•                  Form 8-K dated June 30, 2003 and filed June 30, 2003 pursuant to Item 3. Bankruptcy or Receivership regarding the filing of petitions for chapter 11 bankruptcy protection.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)