Form 10-Q
period 2003-09-30
CROWN PACIFIC PARTNERS L P
filed 2003-11-13
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24976

CROWN PACIFIC PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	93-1161833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 SW Broadway, Suite 1500, Portland, Oregon	97205-3339
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒           No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at November 7, 2003)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Crown Pacific Partners, L.P.

(Debtor-in-Posession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended September 30,
	2003	2002

Revenues	$89,253	$86,261

Operating costs:
Cost of products sold	81,595	78,475
Loss on timber purchase commitments	5,651	3,757
Loss on disposal of assets	19	1,174
Selling, general and administrative expenses	6,012	6,962

Operating loss	(4,024)	(4,107)

Interest expense (excluding contractual interest expense of $11,710 and $0)	254	12,482
Amortization of debt issuance costs	468	499
Other (income) expense, net	(111)	22

Loss from continuing operations before reorganization items	(4,635)	(17,110)

Reorganization items:
Professional fees	(1,720)	—
Other	(264)	—
	(1,984)	—

Loss before discontinued operations	(6,619)	(17,110)

Income (loss) from discontinued operations	(33)	366

Net loss	$(6,652)	$(16,744)

Basic and diluted loss per limited partner unit before discontinued operations	$(0.10)	$(0.55)

Basic and diluted income per limited partner unit from discontinued operations	$—	$0.01

Basic and diluted net loss per limited partner unit	$(0.10)	$(0.54)

Weighted average limited partner units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

	For the Nine Months Ended September 30,
	2003	2002

Revenues	$241,864	$245,319

Operating costs:
Cost of products sold	221,600	220,169
Loss on timber purchase commitments	6,064	3,757
Gain on sale of assets held for sale	—	(7,449)
Loss on disposition of assets	803	1,174
Selling, general and administrative expenses	18,957	20,082
Debt restructuring negotiation costs	4,860	—

Operating income (loss)	(10,420)	7,586

Interest expense (excluding contractual interest expense of $11,710 and $0)	24,274	39,703
Debt restructuring and redemption premium	—	14,133
Amortization of debt issuance costs	1,531	2,189
Other income, net	(216)	(433)

Loss from continuing operations before reorganization items	(36,009)	(48,006)

Reorganization items:
Professional fees	(1,720)	—
Valuation adjustment on debt issuance costs	(218)	—
Other	(264)	—
	(2,202)	—

Loss before discontinued operations	(38,211)	(48,006)

Income (loss) from discontinued operations	(5,859)	1,151

Net loss	$(44,070)	$(46,855)

Basic and diluted loss per limited partner unit before discontinued operations	$(1.09)	$(1.56)

Basic and diluted income (loss) per limited partner unit from discontinued operations	$(0.19)	$0.04

Basic and diluted net loss per limited partner unit	$(1.28)	$(1.52)

Weighted average limited partner units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$8,808	$12,993
Accounts receivable, net of allowance of $1,903 and $1,655	41,255	39,833
Notes receivable	2,339	2,540
Inventories	24,082	33,385
Deposits on timber cutting contracts	1,293	1,135
Prepaid and other current assets	11,660	4,053

Total current assets	89,437	93,939
Property, plant and equipment, net of accumulated depreciation of $46,201 and $42,609	45,731	53,484
Timber, timberlands and roads, net	403,000	413,987
Goodwill	28,770	34,272
Other assets	14,227	17,283

Total assets	$581,165	$612,965

Liabilities and Partners’ Capital

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$20,456	$26,000
Accounts payable	7,695	10,766
Accrued expenses	9,940	7,886
Accrued interest	—	7,798
Current portion of long-term debt	9	10,009

Total current liabilities	38,100	62,459
Long-term debt	90	503,181
Other non-current liabilities	270	9,170
Liabilities subject to compromise	547,551	—

Total liabilities	586,011	574,810

Partners’ capital:
General partners	(4,846)	(906)
Limited partners (30,527,030 units outstanding at September 30, 2003 and December 31, 2002)	—	39,061
Total partners’ capital	(4,846)	38,155

Total liabilities and partners’ capital	$581,165	$612,965

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(44,070)	$(46,855)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depletion, depreciation and amortization	17,021	24,214
Reorganization related valuation adjustment on debt issuance costs	218	—
Redemption premium and write off of deferred charges	—	9,967
Deferred interest	2,402	2,030
Loss on timber purchase commitments	6,064	3,757
Impairment of goodwill	5,502	—
(Gain) loss on disposal of assets	799	(6,385)
Net change in current assets and current liabilities:
Accounts and notes receivable	199	16,123
Inventories	4,838	(1,091)
Deposits on timber cutting contracts	(158)	(467)
Prepaid and other current assets	(7,910)	(2,604)
Accounts payable and accrued expenses	15,472	(15,021)
Net cash provided (used) by operating activities	377	(16,332)

Cash flows from investing activities:
Additions to timberlands	(4,178)	(5,254)
Additions to timber cutting rights	(650)	(476)
Additions to equipment	(1,176)	(2,812)
Proceeds from sales of assets	7,157	186,180
Principal payments received on notes	67	3,237
Other investing activities	—	(15)
Net cash provided by investing activities	1,220	180,860

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	(5,544)	3,000
Proceeds from issuance of long-term debt	—	156
Repayments of long-term debt	(60)	(154,477)
Change in restricted cash	—	(15,337)
Other financing activities	(178)	(4,765)
Net cash used by financing activities	(5,782)	(171,423)

Net decrease in cash and cash equivalents	(4,185)	(6,895)
Cash and cash equivalents at beginning of period	12,993	9,219

Cash and cash equivalents at end of period	$8,808	$2,324

Supplemental Cash Flow Information:
Cash paid for reorganization items	$644	$—
Cash paid for interest	$8,627	$36,817

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.

(Debtor-in-Possession)

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

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  The Partnership has experienced net losses in each of the last twelve fiscal quarters.  The consolidated financial statements do not reflect any adjustments that might result should the Partnership be unable to continue as a going concern.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are accounted for at their historical cost, unless they are determined to be impaired.  An impairment loss is recognized “only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows…”  The Partnership’s property, plant and equipment and timber, timberlands and roads are all considered to be long-lived assets to be held and used within the meaning of SFAS No. 144.  Accordingly, such assets are carried at their historical cost, because the carrying amount of such assets does not exceed the estimated undiscounted cash flows from such assets.  Given the uncertainties of the chapter 11 process, there can be no assurances that the Partnership, despite its best efforts, will continue to operate these long-lived assets and classify them as held and used and that the carrying amounts of these assets will be fully realized.

As part of the Partnership’s bankruptcy proceedings, the Bankruptcy Court approved a debtor-in-possession financing agreement (“DIP Revolver”) in the amount of $40 million that the Partnership has arranged with The CIT Group/Business Credit, Inc. During the reorganization process, vendors who deliver goods and provide services to the Partnership receive priority payment protection under the bankruptcy law for such obligations.  Obligations that arose prior to June 29, 2003 are included on the accompanying consolidated balance sheet as liabilities subject to compromise.  See also Notes 2, 4 and 5.

The financial statements included in this Form 10-Q are unaudited and reflect the consolidated financial position, results of operations and cash flows of the Partnership.  These financial statements include all the accounts of the Partnership but do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements.  The financial statements in this Form 10-Q should be read in conjunction with the financial statements in the Partnership’s 2002 Annual Report on Form 10-K, which includes a summary of significant accounting policies of the Partnership.  In the opinion of management, all material adjustments necessary to present fairly the results of operations for the three and nine-month periods ended September 30, 2003 and 2002 have been included.  All significant intercompany transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.  Separate condensed combined financial statements for the entities under chapter 11 protection are not presented because they are not significantly different from the consolidated financial statements.

Note 2: Chapter 11 Bankruptcy Reorganization

During the third quarter of 2003, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  The Bankruptcy Court approved the DIP Revolver (see Note 4).

•                  An unsecured creditors committee was formed.

•                  Certain of the acquisition facility creditors filed a motion for lift of the automatic stay and to proceed with the foreclosure process on collateral.  A hearing date is set for December 2, 2003 on this issue.

Although the Partnership has filed for chapter 11 bankruptcy protection, it continues to actively pursue a recapitalization plan.  Any recapitalization plan will be subject to approval by the Bankruptcy Court and may involve the disposition of certain Partnership assets.  The creditors on the acquisition facility and senior notes assert that their debt is secured by the Partnership’s timberlands and certain real property and equipment associated with its manufacturing segment. The remaining liabilities subject to compromise are generally unsecured.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, the Partnership discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim.  An additional $11.7 million of interest expense would have been recognized to date if not for the chapter 11 bankruptcy petition.  See also Note 5.

Note 3: Inventories

All inventories are stated at the lower of average cost or market.  Inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Lumber	$3,914	$5,079
Logs	1,966	2,355
Supplies	3,297	3,455
Total manufacturing inventory	9,177	10,889
Alliance lumber products	14,905	17,388
Trading and distribution products	—	5,108
Total	$24,082	$33,385

Note 4: Debtor-in-Possession Credit Facility

On July 1, 2003, the Bankruptcy Court entered an interim financing order and on July 17, 2003 the Bankruptcy Court entered a final financing order approving the $40 million DIP Revolver (see also Notes 1 and 2).    On July 3, 2003, the Partnership borrowed $19.8 million on the DIP Revolver in order to pay in full the balance outstanding on its pre-existing revolving credit facility and all related accrued interest and fees.  The pre-existing revolving credit facility was then terminated.

The $40 million limit is subject to a borrowing base and is reduced to $20 million should the Partnership dispose of its Alliance Lumber segment.  The DIP Revolver is collateralized by accounts receivable, inventory and any personal property that was not subject to a pre-existing lien.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of September 30, 2003, the Partnership was in compliance with the covenants, there was $20.5 million outstanding at an interest rate of 4.5% and approximately $18.1 million remained available on the DIP Revolver.

Note 5: Liabilities Subject to Compromise

As discussed above, on June 29, 2003, the Partnership and its subsidiaries filed for chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, the Partnership has classified certain liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheet (in thousands):

September 30, 2003
Acquisition facility principal	$112,372
Senior notes principal	400,658
Accounts payable	1,377
Accrued interest	21,039
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Other accrued expenses	818
Total	$547,551

See Note 2 also.

Note 6: Partners’ Capital and Income (Loss) Per Unit

The partnership agreement for the Partnership provides that profit and losses are generally allocated 1% to the General Partner interest and 99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent losses have been allocated 100% to the General Partners. Accordingly, the General Partner interest was allocated an additional $3.5 million of losses during the three and nine months ended September 30, 2003.

Net loss per unit was calculated using the weighted average number of limited partner units outstanding divided into net loss, after adjusting for the General Partner allocation.  There is no difference between basic and diluted earnings per unit.

Note 7: Loss on Timber Purchase Commitments

During the three and nine month periods ended September 30, 2003, the Partnership recognized non-cash losses on purchase commitments with the U.S. Forest Service and private timber deeds of $5.7 million and $6.1 million, respectively, which represent the estimated probable losses to be recognized on these contracts through  the completion date, or the estimated harvest dates, for these contracts.  The Partnership entered into these contracts several years ago to ensure an adequate log supply for its Gilchrist and Prineville sawmills.  Market pricing for the lumber output from these commitments has declined significantly since the commitments were made.  Non-cash losses recognized on timber purchase commitments totaled $3.8 million for both the three and nine month periods ended September 30, 2002.

Note 8: Property Sales

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

Note 9: Debt Restructuring Negotiation Costs and Reorganization Items

In conjunction with unsuccessful negotiations to restructure the Partnership’s debt and activities conducted prior to the Partnership’s bankruptcy petition filed on June 29, 2003, the Partnership expensed $4.9 million in professional fees during the second quarter of 2003.  In addition, on June 30, 2003, the Partnership wrote-off $218,000 of deferred debt issuance costs related to its revolving credit facility, which was terminated as a result of the chapter 11 filing (see Note 4).  This write-off has been classified separately on the consolidated statement of operations in accordance with SOP 90-7.  In the third quarter of 2003, the Partnership continued to incur professional and other fees related to its reorganization activities, totaling approximately $2.0 million.

Note 10: Debt Restructuring and Redemption Premium

In April 2002, the Partnership reached a global debt restructuring agreement with its banks and note holders and incurred a charge of $14.1 million of which $10.0 million was non-cash in nature. The Partnership incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, the Partnership expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium. The redemption premium was incurred when the Partnership prepaid a portion of its senior notes in advance of their scheduled maturity. Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.  The redemption premium is included in liabilities subject to compromise on the accompanying consolidated balance sheet as of September 30, 2003.

Note 11: Discontinued Operations - Disposition of Trading and Distribution Segment

In April and May 2003, in two separate transactions, the Partnership sold the inventory and fixed assets related to its Trading and Distribution segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  The Partnership received a total of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the pre-existing revolving credit facility.  These assets were sold at approximately their book value, resulting in a $4,000 gain in the second quarter of 2003.  The Partnership retained its accounts receivable related to these operations, which totaled $5.8 million as of the disposition dates.  All these accounts receivable were either collected or fully reserved as of September 30, 2003. The results of operations of the Trading and Distribution segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all periods presented in accordance with SFAS No. 144.  Revenues from this segment were zero and $34.7 million for the three months ended September 30, 2003 and 2002, respectively.  Revenues from this segment were $34.1 million and $132.6 million for the nine months ended September 30, 2003 and 2002, respectively.

During March 2003, deterioration of the Partnership’s trade credit availability began to adversely affect operating margins in the Trading and Distribution segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” the Partnership evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, the Partnership determined that its goodwill was impaired and recorded a non-cash impairment charge of $5.5 million in the first quarter of 2003.  This $5.5 million charge is included in discontinued operations for the nine months ended September 30, 2003.

Note 12: Unit-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(6,652)	$(16,744)	$(44,070)	$(46,855)
Deduct - unit-based employee compensation expense determined under the fair value based method for all awards	(8)	(22)	(24)	(66)
Net loss, pro forma	$(6,660)	$(16,766)	$(44,094)	$(46,921)
Basic and diluted net loss per unit:
As reported	$(0.10)	$(0.54)	$(1.28)	$(1.52)
Pro forma	$(0.10)	$(0.54)	$(1.28)	$(1.52)

There were no unit options granted in the first nine months of 2003 or 2002.

Note 13: Segment Reporting

Prior to January 1, 2003, the Partnership reported the activities of the Trading and Distribution segment and the Alliance Lumber segment on a combined basis as a single Wholesale Marketing segment.  These businesses were separated into two reporting segments at the beginning of 2003 to reflect that the Partnership began managing these segments as separate businesses. The 2002 periods have been conformed in the following tables to the current year presentation for segments.  The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the operation of tree farms and the harvest and sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into dimension lumber and the sale of residual chips and other by-products to pulp and paper mills; and 3) Alliance Lumber, consisting of the distribution and supply of building products through the Partnership’s professional contractor service yards.  As discussed in Note 11 above, the Partnership disposed of its Trading and Distribution segment during the second quarter of 2003.  The Trading and Distribution segment consisted of the wholesale trading, marketing and distribution of lumber and panel products. Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and the gain related to the sale of the Inland Tree Farm in 2002. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2003	2002	2003	2002
Timberlands:
Trade	$5,725	$8,226	$16,942	$28,055
Intersegment	7,850	10,934	23,651	31,114
	13,575	19,160	40,593	59,169
Manufacturing:
Trade	23,462	26,332	62,049	77,392
Intersegment	755	1,026	2,827	3,224
	24,217	27,358	64,876	80,616
Alliance Lumber:
Trade	57,811	49,237	156,344	132,503
Intersegment	—	—	—	—
	57,811	49,237	156,344	132,503
Corporate and Other:
Trade	2,255	2,466	6,529	7,369
Intersegment	—	114	76	309
	2,255	2,580	6,605	7,678
Total:
Total Revenue	97,858	98,335	268,418	279,966
Less Intersegment	(8,605)	(12,074)	(26,554)	(34,647)
Net Revenue	$89,253	$86,261	$241,864	$245,319

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income (loss)	2003	2002	2003	2002
Timberlands	$392	$1,188	$1,445	$4,071
Manufacturing	(2,599)	(4,870)	(3,781)	(2,194)
Alliance Lumber	149	2,641	4,898	6,677
Corporate and Other	(1,966)	(3,066)	(12,982)	(968)
Operating Income (Loss)	(4,024)	(4,107)	(10,420)	7,586
Interest Expense	(254)	(12,482)	(24,274)	(39,703)
Debt restructuring and redemption premium	—	—	—	(14,133)
Other	(357)	(521)	(1,315)	(1,756)
Reorganization expenses	(1,984)	—	(2,202)	—
Net loss from continuing operations	$(6,619)	$(17,110)	$(38,211)	$(48,006)

Note 14: New Accounting Pronouncements

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in the nine months ended September 30, 2003 did not have any effect on the Partnership’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Partnership has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  FIN 45 did not have an effect on the Partnership’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership has not yet determined the effect that adoption of FIN 46 may have on its financial position, results of operations or cash flows, given the recent chapter 11 bankruptcy filing.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 is effective for the Partnership prospectively for contracts entered into or modified after June 30, 2003.  The Partnership does not have any derivative instruments, nor is it involved in any hedging activities and, therefore, the adoption of SFAS No. 149 did not have any impact on its results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Partnership for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for paragraphs 9, 10 and 22 of the standard, which have been deferred indefinitely.  The Partnership has not yet determined the effect that adoption of SFAS No. 150 may have on its financial position, results of operations or cash flows.

Note 15: Subsequent Events

In October 2003, the Partnership agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce on a dollar-for-dollar basis the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  On November 7, 2003, the Partnership made a lump sum adequate protection payment of $2.5 million covering the period of July through November 2003.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from the Partnership, which was opposed by the creditors, to extend the period of exclusivity in which only the Partnership may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied the Partnership’s motion, thereby ending the period within which the Partnership had the exclusive right to propose a reorganization plan.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  We have experienced net losses in each of the last twelve fiscal quarters, and, as mentioned above, we are under chapter 11 bankruptcy protection.  The consolidated financial statements do not reflect any adjustments that might result should we be unable to continue as a going concern.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are accounted for at their historical cost, unless they are determined to be impaired.  An impairment loss is recognized “only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows…”  Our property, plant and equipment and timber, timberlands and roads are all considered to be long-lived assets to be held and used within the meaning of SFAS No. 144.  Accordingly, such assets are carried at their historical cost, because the carrying amount of such assets does not exceed the estimated undiscounted cash flows from such assets.  Given the uncertainties of the chapter 11 process, there can be no assurances that we, despite our best efforts, will continue to operate these long-lived assets and classify them as held and used and that the carrying amounts of these assets will be fully realized.

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

See also “Liquidity and Capital Resources” below.

In addition to the approval of the DIP Revolver discussed above, during the third quarter of 2003, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  An unsecured creditors committee was formed.

•                  Certain of the acquisition facility creditors filed a motion for lift of the automatic stay and to proceed with the foreclosure process on collateral.  A hearing date is set for December 2, 2003 on this issue.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.

Although we have filed for chapter 11 bankruptcy protection, we continue to actively pursue a recapitalization plan. Any recapitalization plan will be subject to approval by the Bankruptcy Court and may involve the disposition of certain Partnership assets. The creditors on the acquisition facility and senior notes assert that their debt is secured by our timberlands and certain real property and equipment associated with our manufacturing segment. The remaining liabilities subject to compromise are generally unsecured. While we are under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code. In accordance with SOP 90-7, we discontinued accruing interest on our term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim. An additional $11.7 million of interest expense would have been recognized to date if not for the chapter 11 bankruptcy petition.

Forward-Looking Statements

Information contained in Item 2 and other sections of this report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, forecasts, hopes, beliefs, predictions, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels and amounts received for stumpage and property sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations – as well as the substantial capital resources required to fund our operations and the uncertainty regarding procurement of additional equity capital.  Accordingly, actual results may differ materially from the expectations expressed in this report.

Additional factors that could affect future performance include our ability to successfully reorganize under bankruptcy protection, environmental risks, operating risks normally associated with the timber industry, competition, government regulations and policies, and economic changes in the regions where our products or substitute products are sold, including Southeast Asia and Japan. Other risk factors include fluctuations in the value of the U.S. dollar against foreign currencies, and our ability to implement our business strategy. These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K, and 10-Q and reports to unitholders, which are available from us or the United States Securities and Exchange Commission.

Liquidity and Capital Resources

As discussed above, on June 29, 2003, we filed for chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, we have listed certain pre-petition liabilities which existed prior to the June 29, 2003 bankruptcy filing as liabilities subject to compromise.  Disposition of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise (in thousands):

September 30, 2003
Acquisition facility principal	$112,372
Senior notes principal	400,658
Accounts payable	1,377
Accrued interest	21,039
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Other accrued expenses	818
Total	$547,551

In October 2003, we agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce on a dollar-for-dollar basis the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  On November 7, 2003, we made a lump sum adequate protection payment of $2.5 million covering the period of July through November 2003.

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

The $40 million DIP Revolver limit is subject to a borrowing base and is reduced to $20 million should we dispose of our Alliance Lumber segment.  The DIP Revolver is collateralized by our accounts receivable, inventory and any personal property that was not subject to a pre-existing lien.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at our option.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of September 30, 2003, we were in compliance with the covenants, there was $20.5 million outstanding at an interest rate of 4.5% and approximately $18.1 million remained available on the DIP Revolver.

Cash provided by operating activities was $377,000 in the first nine months of 2003 and resulted primarily from a net loss of $44.1 million and an increase in prepaid and other current assets of $7.9 million, being more than offset by non-cash expenses and charges totaling $32.0 million, cash provided by the change in accounts and notes receivable of $0.2 million, cash provided by the change in inventories of $4.8 million and cash provided by the change in accounts payable and accrued expenses (including those classified as liabilities subject to compromise) of $15.5 million.  Working capital increased to $51.3 million at September 30, 2003 compared to $31.5 million at December 31, 2002, primarily due to the chapter 11 bankruptcy petition filing and the classification of liabilities as liabilities subject to compromise, which would otherwise be classified as current liabilities.

Accounts receivable increased to $41.3 million at September 30, 2003 compared to $39.8 million at December 31, 2003.  This increase is primarily due to higher revenues from continuing operations in the third quarter of 2003 compared to the fourth quarter of 2002, partially off-set by the disposition of our Trading and Distribution segment earlier in 2003.  The $9.3 million decrease in inventories is primarily due to the sale of our Trading and Distribution segment early in the second quarter of 2003.  Prepaid and other current assets increased to $11.7 million at September 30, 2003 compared to $4.1 million at December 31, 2002.  This increase is primarily due to our trade credit difficulties which have necessitated the pre-payment of inventory purchases from certain vendors.

The increase in accounts payable and accrued expenses, including those amounts classified as liabilities subject to compromise, is primarily due to accrued interest on long-term debt which was due but not paid during the second quarter of 2003, offset in part by decreases due to accelerated credit terms imposed by vendors and the disposal of the Trading and Distribution segment.

Net cash provided by investing activities of $1.2 million resulted primarily from $7.2 million received from the sale of equipment and the Trading and Distribution segment inventories, partially offset by the use of $4.8 million for additions to timberlands and timber cutting rights (primarily for road construction and reforestation) and $1.2 million used for additions to equipment.

Net cash used by financing activities of $5.8 million resulted from a net $5.5 million decrease in short-term borrowings, which resulted from payments on our pre-existing revolving credit facility, partially offset by borrowings on our DIP revolver.

We do not expect to make cash distributions from our current funds or from cash generated by operating activities until our overall debt levels are substantially reduced and significantly improved market conditions could support a sustained quarterly distribution.  In addition, cash distributions are not allowed while we are involved in bankruptcy proceedings.

Results of Operations

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

General

During the second quarter of 2003, we sold our Trading and Distribution segment, which is reflected as discontinued operations on our consolidated statements of operations for all periods presented.  Please see additional discussion below.

Revenues from continuing operations during the quarter ended September 30, 2003 increased $3.0 million, or 3.5%, to $89.3 million, from $86.3 million in the same quarter of 2002.  The increase reflects strong demand and increasing prices in our Alliance Lumber segment as well as increased average sales realizations from our Manufacturing segment.  These increases were partially offset by decreased sales volume in our manufacturing segment and decreased external sales volume and average sales realizations in our Timberlands segment.

Cost of products sold (including charges for losses on timber purchase commitments discussed below) as a percentage of sales increased to 97.8% in the third quarter of 2003, compared to 95.3% in the same quarter of 2002. The increase was primarily due to increased costs at our Alliance Lumber segment as a result of covering pre-existing contracts in an environment of rising market prices and trade credit problems and the relative absence of pricing discounts, as well as the larger loss on timber purchase commitments recognized in the third quarter of 2003 compared to the third quarter of 2002.  Increased fuel and other energy costs, and lower production volumes in our Timberlands segments due to fire related harvesting restrictions and problems with retaining loggers following our chapter 11 bankruptcy filing, also contributed to the increase in cost of sales as a percentage of sales.

During the three month period ended September 30, 2003, we recognized non-cash losses on timber purchase commitments with the U.S. Forest Service and private timber deeds of $5.7 million, which represents the estimated probable losses to be recognized on these contracts through the completion date, or the estimated harvest dates, for these contracts.  We entered into these contracts several years ago to ensure an adequate log supply for our Gilchrist and Prineville sawmills.  Market pricing for the lumber output from these commitments has declined significantly since the commitments were made.  Non-cash losses recognized on timber purchase commitments totaled $3.8 million for the three month period ended September 30, 2002.

Loss on disposal of assets in the third quarter of 2002 of $1.2 million reflects the write-off of obsolete or retired assets.

Selling, general and administrative expenses decreased $950,000, or 13.6%, to $6.0 million (6.7% of revenue) in the third quarter of 2003, compared to $7.0 million (8.1% of revenue) in the third quarter of 2002.  This decrease is primarily a result of decreases in salaries and related personnel costs due to lower headcount and cost reduction initiatives, offset in part by higher insurance premiums.

Interest expense decreased to $254,000 in the three months ended September 30, 2003 compared to $12.5 million for the comparable period of 2002.   In accordance with SOP 90-7, interest expense in the 2003 period only includes interest expense on debt incurred since the date of our chapter 11 bankruptcy filing and, therefore, does not include $11.7 million of contractual interest on the Senior Notes and Acquisition Facility that would have accrued since that date.

Amortization of debt issuance costs totaled $0.5 million in the third quarters of both 2003 and 2002.  At September 30, 2003, we had $3.9 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

Reorganization items totaling $2.0 million in the third quarter of 2003 consisted primarily of professional fees and other charges incurred related to our reorganization and recapitalization efforts subsequent to June 29, 2003.  We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under chapter 11.

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

Our partnership agreement provides that profit and losses are generally allocated 1% to the General Partner interest and 99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent losses have been allocated 100% to the General Partners.

Timberlands

Total external segment sales, including stumpage sales, decreased 30.4% to $5.7 million, or 6.4% of revenue in the third quarter of 2003, compared to $8.2 million, or 9.5% of revenue in the third quarter of 2002.  The decrease in external segment sales reflects an 11.3% decrease in domestic log shipments, a 47.8% decrease in export log shipments, a 10.4% decrease in the weighted average domestic sales realizations and a 2.1% decrease in the weighted average export sales realizations.

Internal sales of logs to our manufacturing segment decreased 28.2% to $7.9 million in the third quarter of 2003 from $10.9 million in the third quarter of 2002.  The decrease primarily reflects the effects of a 17.6% decrease in volume, due in large part to lower production volume at our sawmills and a 12.8% decrease in average sales realizations due to weak log market pricing.  Our internal transfer pricing is based on current market prices at the time of sale.

Operating income from the timberlands segment decreased $0.8 million, or 67.0%, to $0.4 million in the third quarter of 2003 from $1.2 million in the third quarter of 2002, primarily as a result of the decreased volume and sales realizations discussed above.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding pulpwood, were as follows (dollars per thousand board feet or “MBF”):

	Quarter Ended September 30,
Tree Farm	2003	2002	% Change
Oregon	$624	—	—
Inland	—	$404	—
Hamilton	$417	$455	(8.4)%
Olympic	$369	$400	(7.8)%
Weighted average	$388	$433	(10.4)%

During the third quarter of 2003, certain large diameter salvaged ponderosa pine from our Oregon Tree Farm was sold to an external customer.  All other production from the Oregon Tree Farm was utilized by our Gilchrist mill.  The decreases at the Hamilton and Olympic Tree Farms are primarily due to lower log market pricing and changes in species mix.

The domestic external volume from each of our tree farms was as follows (in MBF):

	Quarter Ended September 30,
Tree Farm	2003	2002	% Change
Oregon	21	—	—
Inland	—	490	—
Hamilton	4,255	7,425	(42.7)%
Olympic	6,758	4,521	49.5%
Total	11,034	12,436	(11.3)%

The decrease in log shipments at our Hamilton Tree Farm is due to fire related logging restrictions as well as temporary difficulties in finding logging contractors immediately following our chapter 11 bankruptcy filing. The increase at our Olympic Tree Farm is due to increased production levels in an effort to offset the impact of our May logging curtailment.  The fire related restrictions had less effect on the Olympic Tree Farm, as we were able to shift our mix of production to logging areas that were not as restricted. The fire related restrictions were lifted in mid-September for all of our tree farms.

We sold our Inland Tree Farm the first half of 2002.  The volume shown above for the third quarter of 2002 represents the completion of a timber purchase commitment in the Inland region.  There was no volume from our Inland Tree Farm during the third quarter of 2003.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $0.6 million, or 0.6% of revenues, in the third quarter of 2003, compared to $1.1 million, or 1.3% of revenues, for the same quarter of 2002.  The average realization for export logs decreased 2.1% to $525/MBF in the third quarter of 2003 compared to $537/MBF in the third quarter of 2002.  Sales volumes of export logs decreased 47.8% to 1,084 MBF in the third quarter of 2003 compared to 2,078 MBF in the third quarter of 2002.  The decrease in sales volume and average realization is primarily due to decreased demand for export logs.

Property Sales

There were no significant property sales in the third quarter of 2003 or 2002.

Manufacturing

External revenues from our sawmills were $23.5 million, or 26.3% of revenues in the third quarter of 2003, compared to $26.3 million, or 30.5% of sales in the same quarter of 2002.  The decreased revenue reflects a 9.8% decrease in external lumber sales volumes and a 10.5% decline in chip revenue, partially offset by a 2.4% increase in average external lumber sales realizations. The decreased sales volume primarily reflects lower production levels at our sawmills designed to lower per unit manufacturing costs to their optimum levels.  The improved sales realizations reflect the impact of strengthening lumber market prices and product mix changes.

Internal shipments decreased 16.3% to 2.6 MMBF in the third quarter of 2003 compared to 3.1 MMBF in the third quarter of 2002, partly due to the disposition of our Trading and Distribution segment.

The operating loss from the Manufacturing segment was $2.6 million in the third quarter of 2003 compared to $4.9 million in the third quarter of 2002.  The loss in the third quarter of 2003 includes a $5.7 million charge for estimated operating losses on timber purchase commitments through 2006. The loss in the third quarter of 2002 includes a $3.8 million charge for estimated operating losses on timber purchase commitments and a $1.2 million charge for the write-off of retired assets.  The improvement in operating results (excluding the effects of the charges discussed above) is primarily a result of improved lumber market prices, a 15.0% decrease in log costs, a 17.3% decrease in unit manufacturing costs and a 3.1% decrease in segment overhead expenses.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Quarter Ended September 30,
Region	2003	2002	% Change
Oregon	$308	$298	3.4%
Washington	$279	$275	1.5%
Weighted average	$294	$287	2.4%

The increases reflect the strengthening lumber market and shifts in product mix.

External lumber sales volumes decreased 9.8% in the third quarter of 2003 to 71.3 MMBF compared to 79.0 MMBF in the same period of 2002.  External lumber sales volumes by region were as follows (in MBF):

	Quarter Ended September 30,
Region	2003	2002	% Change
Oregon	37,423	42,381	(11.7)%
Washington	33,836	36,593	(7.5)%
Total	71,259	78,974	(9.8)%

The decreased volume from both regions reflects production reductions at all of our sawmills.

Chip sales accounted for 2.0% of revenue in the third quarter of 2003, compared to 2.4% of revenue in the third quarter of 2002.  Residual wood chip prices increased to $64 per bone dry unit (BDU) in the third quarter of 2003 compared to $59/BDU in the third quarter of 2002, reflecting slightly improved market conditions.   Woodchip sales volume decreased 18.0% in the third quarter of 2003 compared to the third quarter of 2002 due to our lower lumber production in the third quarter of 2003 as discussed above.

Alliance Lumber

Our Alliance Lumber segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building products.  Total revenue from our Alliance Lumber segment increased 17.4% to $57.8 million, or 64.8% of total revenue, in the third quarter of 2003 compared to $49.2 million, or 57.1% of total revenue, in the third quarter of 2002.  This increase primarily reflects increased sales volumes in Arizona and Reno, Nevada driven by strong demand in their respective regional housing markets as well as higher lumber prices.  Unit volume, measured in total board feet, increased 11.6% during the third quarter of 2003 compared to the third quarter of 2002.

Operating income from our Alliance Lumber segment decreased 94.4% to $149,000 in the third quarter of 2003 compared to $2.6 million in the third quarter of 2002.  The decrease in operating income reflects an increase in operating expenses and a decrease in gross margin. During the third quarter of 2003, we had to cover short lumber and panel positions during a period of rapidly rising prices and bankruptcy related supply shortages.  Fire restrictions, panel industry curtailments, the rebuilding effort in Iraq and adverse weather conditions drove panel prices to record all time highs during the third quarter of 2003.  In addition, many vendors continue to require COD or advance payment terms, leading to higher inventory costs and long lead times for receipt of inventories. We also incurred increased wages, which resulted from overtime expense in order to service back orders during a period of sporadic supply and high demand.

Discontinued Operations - Trading and Distribution

Our Trading and Distribution segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003.  Accordingly, we had no sales from this segment during the third quarter of 2003.  Sales from this segment totaled $34.7 million in the third quarter of 2002.  The Trading and Distribution segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us.

Results of Operations

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

General

During the second quarter of 2003, we sold our Trading and Distribution segment, which is reflected as discontinued operations on our consolidated statements of operations for all periods presented.  Please see additional discussion below.

Revenues from continuing operations during the nine months ended September 30, 2003 decreased $3.5 million, or 1.4%, to $241.9 million, from $245.3 million in the same period of 2002.  The decrease reflects lower revenues from our Timberlands and Manufacturing segments partially offset by increased revenues in our Alliance Lumber segment. The decreased revenues from our Timberlands and Manufacturing segments are due to temporary market related curtailments in these segments as well as weak market pricing for logs and lumber. The increase in the Alliance Lumber segment revenues reflects strong demand and increased sales volume.

Cost of products sold (including charges for losses on timber purchase commitments discussed below) as a percentage of sales increased to 94.1% in the first nine months of 2003, compared to 91.3% in the same period of 2002.  The increase was primarily due to increased costs at our Alliance Lumber segment as a result of covering pre-existing contracts in an environment of rising market prices and trade credit problems and the relative absence of pricing discounts, as well as the larger loss on timber purchase commitments recognized in the first nine months of 2003 compared to the first nine months of 2002.  Increased fuel and other energy costs, and lower production volumes in our Timberlands segments due to market-related curtailments in the second quarter of 2003, fire related harvesting restrictions and problems with retaining loggers following our chapter 11 bankruptcy filing in the third quarter of 2003, also contributed to the increase in cost of sales as a percentage of sales.

During the nine month period ended September 30, 2003, we recognized non-cash losses on timber purchase commitments with the U.S. Forest Service and private timber deeds of $6.1 million, which represent the estimated probable losses to be recognized on these contracts through the completion date, or the estimated harvest dates, for these contracts.  We entered into these contracts several years ago to ensure an adequate log supply for our Gilchrist and Prineville sawmills.  Market pricing for the lumber output from these commitments has declined significantly since the commitments were made.  Non-cash losses recognized on timber purchase commitments totaled $3.8 million for the nine month period ended September 30, 2002.

Gain on sale of assets held for sale of $7.4 million in the first nine months of 2002 represents the recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively.

The $0.8 million loss on disposal of assets in the nine months ended September 30, 2003 represents a $1.3 million loss on the sale of an aircraft in the second quarter of 2003, offset by a gain on sale of equipment of $0.5 million in the first quarter of 2003.  Loss on disposal of assets in the first nine months of 2002 of $1.2 million reflects the write-off of obsolete or retired assets.

Selling, general and administrative expenses were $19.0 million (7.8% of revenues) in the first nine months of 2003, compared to $20.1 million (8.2% of revenues) in the first nine months of 2002.  Decreases in salaries and related personnel costs due to lower headcount and cost reduction initiatives were partially offset by increases in insurance premiums.

Interest expense decreased to $24.3 million in the first nine months of 2003 compared to $39.7 million in the first nine months of 2002.  In accordance with SOP 90-7, interest expense in the 2003 period does not include contractual interest totaling $11.7 million on the Senior Notes and Acquisition Facility since the date of our chapter 11 bankruptcy filing on June 29, 2003. Please read “Chapter 11 Bankruptcy Petition Filing” above also.

Debt restructuring and redemption premium of $14.1 million in the first nine months of 2002 relates to our global debt restructuring in April 2002.  Of the $14.1 million charge, $10.0 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $14.1 million loss recognized in the second quarter of 2002 in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19). In addition, we expensed $5.5 million of previously deferred fees and expenses and a $4.5 million redemption premium.  The redemption premium was incurred when we prepaid a portion of our senior notes in advance of their scheduled maturity.  Payment of the redemption premium, according to the terms of the senior note restructuring, is deferred until December 31, 2005.

Amortization of debt issuance costs decreased $658,000 to $1.5 million in the first nine months of 2003 compared to $2.2 million in the first nine months of 2002.  The decrease is due to the second quarter 2002 write-off of $5.5 million of previously deferred fees related to our senior notes as a result of our debt restructuring in April 2002.  In addition, the amortization period for remaining deferred debt issuance costs was prospectively extended until December 2005, thereby lowering the amount amortized in each quarter.  These decreases were partially offset by the recognition of $0.2 million of additional amortization of deferred debt issuance costs in 2003 on the pre-existing revolving credit facility which was terminated in July 2003.  At September 30, 2003, we had $3.9 million of unamortized debt issuance costs, which are being amortized through December 31, 2005.

Debt restructuring negotiation costs of $4.9 million in the nine months ended September 30, 2003, consisting primarily of professional fees, represent charges incurred related to our reorganization and recapitalization efforts prior to our chapter 11 bankruptcy protection filing.

Reorganization items totaling $2.2 million in the first nine months of 2003 consisted primarily of professional fees and other charges incurred related to our reorganization and recapitalization efforts subsequent to June 29, 2003.  We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under chapter 11.

Timberlands

Total external segment sales, including stumpage sales, decreased 39.6% to $16.9 million, or 7.0% of revenue in the first nine months of 2003, compared to $28.1 million, or 11.4% of revenue in the first nine months of 2002.  The decrease in external segment sales reflects a 35.9% decrease in domestic log shipments, a 60.9% decrease in export log shipments and a 4.1% decrease in the weighted average domestic sales realizations.

Internal sales of logs to our manufacturing segment decreased 24.0% to $23.7 million in the first nine months of 2003 from $31.1 million in the first nine months of 2002.  The decrease primarily reflects a 15.3% reduction in volume, due in large part to lower production volume at our sawmills, and an 8.9% decrease in average internal sales realizations due to weak log market pricing.  Our internal transfer pricing is based on current market prices at the time of sale.

Operating income from the timberlands segment decreased $2.6 million, or 64.5%, to $1.4 million in the first nine months of 2003 from $4.1 million in the first nine months of 2002, primarily as a result of the decreased volume and sales realizations discussed above.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding pulpwood, were as follows (dollars per MBF):

	Nine Months Ended September 30,
Tree Farm	2003	2002	% Change
Oregon	$627	—	—
Inland	—	$457	—
Hamilton	$422	$443	(4.7)%
Olympic	$374	$381	(1.8)%
Weighted average	$397	$414	(4.1)%

During the first nine months of 2003, certain large diameter salvaged ponderosa pine from our Oregon Tree Farm was sold to an external customer.  All other production from the Oregon Tree Farm was utilized by our Gilchrist mill.  The decreases at the Hamilton and Olympic Tree Farms are primarily due to lower log market pricing and changes in species mix.

The domestic external volume from each of our tree farms was as follows (in MBF):

	Nine Months Ended September 30,
Tree Farm	2003	2002	% Change
Oregon	248	—	—
Inland	—	7,863	—
Hamilton	13,470	16,189	(16.8)%
Olympic	17,648	24,853	(29.0)%
Total	31,366	48,905	(35.9)%

The decreases at the Hamilton and Olympic Tree Farms are primarily a result of temporary difficulties retaining loggers following our chapter 11 bankruptcy filing in the third quarter of 2003 and temporary market-related harvest curtailments during the second quarter of 2003.

We sold a portion of our Inland Tree Farm in the first quarter of 2002 and sold the final portion on April 30, 2002.  Therefore, there was low volume from our Inland Tree Farm during the first nine months of 2002 and none in the 2003 period, as the sale transaction had been completed.

Export Log Sales

Sales of logs to customers involved in exporting activities were approximately $1.3 million, or 0.5% of revenue, in the first nine months of 2003, compared to $3.0 million, or 1.2% of revenue, for the first nine months of 2002.  The average realization for export logs increased 6.3% to $541/MBF in the first nine months of 2003 compared to $509/MBF in the first nine months of 2002.  Sales volume of export logs decreased 60.9% to 2.3 MMBF in the first nine months of 2003 compared to 6.0 MMBF in the first nine months of 2002.    The decrease in sales volume is primarily due to decreased demand for export logs.  The increase in the average realization is primarily due to a greater proportion of higher grade logs during the first nine months of 2003 compared to the first nine months of 2002.  We did not export any logs from our Inland Tree Farm and, therefore, our export sales were not affected by their disposition.

Property Sales

The disposition of the Inland South and Inland North tree farms in the first and second quarters of 2002 were reported as asset sales in the Corporate and Other segment.  There were no other significant property sales in the first nine months of 2003 or 2002.

Manufacturing

External revenues from our sawmills decreased $15.3 million, or 19.8% to $62.0 million, or 25.7% of revenue, in the first nine months of 2003 from $77.4 million, or 31.5% of revenue, in the first nine months of 2002.  The decreased revenues reflect a 6.8% decrease in average external lumber sales realizations, an 11.4% decrease in external lumber sales volumes and a 23.0% decline in chip revenue.  The lower sales realizations reflect the impact of weak lumber market pricing and product mix changes.  The lower sales volume reflects decreased production levels at all of our sawmills.

Internal shipments decreased 0.5% to 10.7 MMBF in the first nine months of 2003 compared to 10.8 MMBF in the first nine months of 2002, partly due to the disposition of our Trading and Distribution segment.

The operating loss from manufacturing was $3.8 million in the first nine months of 2003 compared to an operating loss of $2.2 million in the first nine months of 2002.  The $3.8 million loss in the first nine months of 2003 includes a $6.1 million charge for estimated losses on timber purchase commitments through 2006. The $2.2 million loss in the first nine months of 2002 includes a $3.8 million charge for estimated losses on timber purchase commitments through 2003 and a $1.2 million loss related to the write-off of retired equipment.  The decline in operating results, exclusive of the charges discussed above, is primarily a result of decreased revenues as discussed above, as well as a 2.6% increase in segment overhead expense, partially off-set by a 17.3% decrease in per unit manufacturing expense and a 15.0% decrease in log costs. The increase in segment overhead expense is primarily a result of increased depreciation and costs related to the shut-down of our Prineville mill.  The Prineville mill was not operated during the first four months of 2002, but was operating in the last eight months of 2002 and the first quarter of 2003 for drying and finishing of increased rough lumber production from the Gilchrist mill.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Nine Months Ended September 30,
Region	2003	2002	% Change
Oregon	$282	$298	(5.4)%
Washington	$266	$290	(8.3)%
Weighted average	$275	$295	(6.8)%

The decreases reflect weak lumber market pricing and shifts in product mix.

External lumber sales volumes by region were as follows (in MBF):

	Nine Months Ended September 30,
Region	2003	2002	% Change
Oregon	109,775	130,548	(15.9)%
Washington	94,710	100,303	(5.6)%
Total	204,485	230,851	(11.4)%

The decrease in shipments from both regions reflects decreased production at all of our sawmills.

Chip sales accounted for 2.0% of revenue in the first nine months of 2003, compared to 2.6% of revenue in the first nine months of 2002.  Residual wood chip prices were up slightly to $62 per bone dry unit (BDU) in the first nine months of 2003 compared to $60 per BDU in the first nine months of 2002. Woodchip sales volume decreased 25.8% in the first nine months of 2003 compared to the first nine months of 2002 due to lower lumber production in the 2003 period compared to the 2002 period.

Alliance Lumber

Our Alliance Lumber segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building products.  Total revenue from our Alliance Lumber segment increased 18.0% to $156.3 million, or 64.7% of total revenue, in the first nine months of 2003 compared to $132.5 million, or 54.0% of total revenue, in the first nine months of 2002.  This increase reflects increased sales volumes in all regions driven by strong demand in their respective regional housing markets, offset in part by lower sales realizations.  Unit volume, measured in total board feet, increased 17.5% during the first nine months of 2003 compared to the first nine months of 2002.

Operating income from our Alliance Lumber segment decreased 26.6% to $4.9 million in the first nine months of 2003 compared to $6.7 million in the first nine months of 2002.  The decrease in operating income reflects an increase in operating expenses and a decrease in gross margins. During the third quarter of 2003, we had to cover short lumber and panel positions during a period of rapidly rising prices and bankruptcy related supply shortages.  Fire restrictions, panel industry curtailments, the rebuilding effort in Iraq and adverse weather conditions drove panel prices to record all time highs during the third quarter of 2003.  In addition, many vendors continue to require COD or advance payment terms, leading to higher inventory costs and long lead times for receipt of inventories. We also incurred increased wages, which resulted from overtime expense in order to service back orders during a period of sporadic supply and high demand.

Discontinued Operations - Trading and Distribution

Our Trading and Distribution segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003.  The Trading and Distribution segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us.  Primarily due to the sale of this segment, sales from the Trading and Distribution segment decreased $98.5 million, or 74.3%, to $34.1 million in the first nine months of 2003 from $132.6 million in the first nine months of 2002.

The loss from our Trading and Distribution segment totaled $5.9 million in the first nine months of 2003 compared to income of $1.2 million in the first nine months of 2002, primarily due to the decreased revenues as discussed above and a $5.5 million charge for the impairment of goodwill, which occurred in the first quarter of 2003.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.  Please also read Note 1 to the unaudited consolidated financial statements regarding the application of SOP 90-7 in the second quarter of 2003.

New Accounting Pronouncements

Please read Note 14 to the unaudited consolidated financial statements for a discussion of new accounting pronouncements and their anticipated effects on the Partnership.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our pre-existing revolving credit facility was paid off and terminated in July 2003 and our acquisition credit facility was transferred to liabilities subject to compromise on June 29, 2003 upon our filing for chapter 11 bankruptcy protection.  In July 2003 a $40 million debtor-in-possession financing agreement (“DIP Revolver”) was approved by the court.  The DIP Revolver has a variable rate of interest.  At September 30, 2003, we had $20.5 million outstanding under the DIP Revolver at an interest rate of 4.5%.  A hypothetical 10 percent increase in interest rates to 4.95% would not have a material effect on our cash flows.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes 1 and 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of our bankruptcy proceedings.

Item 3.  Defaults Upon Senior Securities

During the second quarter of 2003, we defaulted on our senior notes and on our acquisition credit facility as a result of not making scheduled interest payments and being out of compliance with the related covenants.  All amounts due under these facilities were transferred to liabilities subject to compromise on June 29, 2003 upon our filing for chapter 11 bankruptcy protection.  We also defaulted on our revolving credit facility under cross-default provisions with the senior notes and acquisition facility agreements.  The revolver was paid in full and terminated on July 3, 2003 (please see Note 4). Amounts included in liabilities subject to compromise at September 30, 2003 related to the senior notes and the acquisition credit facility were as follows (in thousands):

	Principal	Accrued Interest*	Other Fees	Total
Acquisition facility	$112,372	$1,848	—	$114,220
Senior notes	400,658	24,717	$5,761	431,136
Total	$513,030	$26,565	$5,761	$545,356

*Does not include contractual interest of $11.7 million subsequent to June 29, 2003.

Item 5.  Other Information

The Partnership recently implemented several reorganization and management changes.  True Carr, formerly Vice President of Alliance Lumber Segment, resigned from the Partnership on October 31, 2003. Effective immediately, long time operations and sales managers, respectively, Norb Edwardsen and Brian McMannis were promoted to co-general managers to oversee the Arizona operations of the Alliance Lumber segment.  Jim Weeks, Vice President of Marketing and Sales, departed the Partnership on November 1, 2003 following the winding down of the former Trading and Distribution segment.  Mr. Weeks’ position has been eliminated.  Gary Cremer, Vice President of Resources, has become a Special Assistant to the President to assist senior management in various aspects of the restructuring process.  Upon completion of these tasks, Mr. Cremer will leave the Partnership.  His former responsibilities have been combined with the responsibilities of the Vice President of Manufacturing and will be assumed by John Ernst.

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

(b) Reports on Form 8-K:
The following reports on Form 8-K were filed during the quarter ended September 30, 2003:
•

Dated July 2, 2003 and furnished to the SEC on July 8, 2003 pursuant to Item 9. “Regulation FD Disclosure,” regarding the receipt by the Partnership of an interim order from the Bankruptcy Court approving the implementation of a $40 million debtor-in-possession loan facility; and

•

Dated July 18, 2003 and furnished to the SEC on July 22, 2003 pursuant to Item 9. “Regulation FD Disclosure regarding the receipt by the Partnership of a final order from the Bankruptcy Court approving the implementation of a $40 million debtor-in-possession loan facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2003	CROWN PACIFIC PARTNERS, L.P.

By: Crown Pacific Management Limited Partnership, as General Partner

		By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)