Form 10-K
period 2003-12-31
CROWN PACIFIC PARTNERS L P
filed 2004-04-22
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

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

Over-the-Counter Bulletin Board

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

The aggregate market value of the voting units held by non-affiliates of the Registrant was $3,287,133, based upon the last sales price as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2003, ($0.18) as reported by the Over-the-Counter Bulletin Board.

As of April 15, 2004, there were 30,527,030 common units outstanding.

Documents Incorporated by Reference

None.

CROWN PACIFIC PARTNERS, L.P.

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Crown Pacific Partners, L.P. (the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. Our business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing, selling and distribution of lumber and other wood products.

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

During the second quarter of 2003, we were unable to meet the financial covenants and scheduled interest payments pursuant to our bank loan and senior note agreements. In addition, we were unable to successfully negotiate a recapitalization with our bank lenders and senior note holders.  Accordingly, on June 29, 2003, we and all but one of our subsidiaries each filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  We and our subsidiaries currently manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  As a result of our Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded. Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our assets and liabilities. We have experienced net losses in each of the last thirteen fiscal quarters, and, as mentioned above, we are under Chapter 11 bankruptcy protection.

Where You Can Find More Information
We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can find most of our SEC filings.  We also make available free of charge on our website at www.crownpacificpartners.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at 503-274-2300.

Business Strategy

From inception through early 2000, we pursued a plan of growth through strategic acquisitions of timberlands, conversion mills and other assets.  Given the severe downturn in the economy and forest products markets during late 2000 and throughout 2001, we decided to pursue a strategy of preserving our timber assets until log and land prices improved, selectively disposing of certain assets.  In addition, we curtailed our acquisition program in 2001.  By the end of 2001, we had closed or sold our Bonners Ferry, Idaho, Coeur d’Alene, Idaho and Prineville, Oregon sawmills as part of our effort to reduce operating costs, improve cash flows and streamline operations.

During 2002, as prices in the forest products markets continued to deteriorate, we sold all of our Idaho timberlands (see “Dispositions” below) and reduced our outstanding debt, initiating the process of deleveraging the Partnership.  We currently have no operations in Idaho.

In 2003, our focus was to recapitalize, reduce debt and de-leverage the Partnership. We entered into negotiations with representatives of our senior note holders and bank facilities syndicate in February 2003 but were unable to successfully restructure our debt.  In June, we filed for Chapter 11 bankruptcy protection.  On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.  Discussions on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.  These discussions have indicated that our long-lived assets will either be sold or transferred to the secured creditors in satisfaction of their claims.  Please read Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Dispositions

In April and May 2003, in two separate transactions, we sold the inventory and fixed assets related to our Trading and Distribution Segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  We received a total of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on our pre-existing revolving credit facility.  These assets were sold at approximately their book value, resulting in a $4,000 gain in the second quarter of 2003.  We retained the accounts receivable related to these operations, which totaled $5.8 million as of the disposition dates.  The majority of these accounts receivable were collected and an insignificant amount was written off during 2003. The results of operations of the Trading and Distribution Segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On March 29, 2002 and April 30, 2002, respectively, we closed the sale of our Inland South and Inland North tree farms to Patriot Investments, LLC for total proceeds of approximately $178.6 million, which were used to pay down outstanding debt and related redemption premiums.  We recognized gains on these sales totaling approximately $7.4 million, which are included in gain on sale of assets held for sale in the accompanying consolidated statement of operations.

We received $17.9 million released from escrow on October 24, 2002 as a result of a timber verification cruise of our Inland North and South tree farms, which resulted in an additional gain on the Inland North and South tree farm sales of $2.5 million, which is included in gain on sale of assets held for sale in the accompanying consolidated statement of operations.  These proceeds were also used to pay down outstanding debt and related redemption premiums.  In late 2003, we received notice of an asserted claim by the United States Forest Service for deferred road maintenance costs related to these properties and recognized a loss of $2.5 million on the claim.

We closed our Coeur d’Alene, Idaho sawmill in the fourth quarter of 2001.    In the third and fourth quarters of 2002, we sold the land and remaining assets at this facility resulting in no material effect on our statement of operations.

On September 28, 2001, we completed a strategic alliance with Louisiana-Pacific Corporation (“LP”).  The strategic alliance involved the sale of our Bonners Ferry, Idaho sawmill assets to LP, for net proceeds to us of approximately $8.0 million (including certain working capital accounts), the collection of receivables of approximately $9.7 million and the provision of a long-term log supply commitment from our 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region.  This long-term log supply commitment to LP was transferred along with the sale of our Inland tree farms in 2002. In addition, LP subleased the Bonners Ferry sawmill, which had been accounted for as an operating lease, the net present value of which was approximately $18.0 million at September 30, 2001.  We guaranteed the termination value of the sublease, which is currently estimated at $2.0 million.  Please read Notes 9 and 18 of Notes to Consolidated Financial Statements.

Timberlands

We own or control in excess of 525,000 acres of timberland, which contain a total merchantable timber inventory of approximately 2.4 billion board feet, located in Oregon and Washington. Certain of these timberlands are not currently operable due to laws and regulations governing forest practices.  We estimate that approximately 90% of our total timberlands are currently operable and that they can produce a sustainable non-declining even flow saw log harvest of approximately 94.6 million board feet per annum.  The estimate of operable timberlands is subject to frequent revision, as laws and regulations change over time.  Please read Federal and State Regulation – Timberlands below for additional discussion.

The following table summarizes the estimated total volume and acreage of our timberlands and timber deeds:

Timberlands	Volume (MBF)	Acreage
Oregon Timberlands	721,474	295,982
Washington Timberlands	1,708,544	229,053
	2,430,018	525,035

The preceding table includes 14,825 acres in Washington which are subject to a purchase option at $215 per acre with an exercise date of October 31, 2012.  We expect this purchase option will be exercised on the exercise date, and the associated timberlands will be sold at that time.  In addition, the preceding table includes 78,453 acres in Oregon which are owned by a general partner, and on which we own only the timber cutting rights.  The majority of our timber cutting rights on these 78,453 acres expire at the end of 2009, or upon reaching a total cumulative harvested volume of 204.0 million board feet. We estimate that we have approximately 46.0 million board feet left to harvest on these timber cutting rights as of December 31, 2003.

Our timber holdings are primarily comprised of softwood species, including douglas-fir, hemlock, white fir, ponderosa pine, lodgepole pine, cedar and sugar pine, but also contain a significant volume of red alder.  Due to their long fiber, strength, flexibility and other characteristics, softwood species are primarily used for construction lumber and plywood.  The timberlands are considered healthy and vigorous and are stocked with a variety of age class stands.

Our substantial timber resources help reduce our reliance on third-party log sources to supply our manufacturing facilities, which we believe has given us a competitive advantage over lumber manufacturers without a supply of fee timber. During 2003, 2002 and 2001, our timberlands provided the Oregon manufacturing facilities with 45%, 41% and 30%, respectively, and the Washington manufacturing facilities with 56%, 45% and 68%, respectively, of their log requirements.

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

Our silvicultural systems are either designed to allow the timberlands to regenerate naturally, or we engage in active reforestation programs that generally exceed regulatory reforestation requirements applicable to the timberlands.  These systems are designed to promote better health and growth rates and facilitate greater future harvest volume. Active reforestation is practiced primarily in the Washington timberlands due to our even-aged forestry management in that region, an approach made necessary by the difficult logging conditions and uniform ages and species of trees harvested. We maintain a 40-acre seed orchard on Whidbey Island in Washington to support these programs. Uneven-aged forestry management and natural regeneration is practiced on the Oregon timberlands.

Legal title to our timberlands is subject to existing easements, rights of way, flowage and flooding rights, servitudes, cemeteries, camping sites, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or our other operations.  In addition, under the terms of our senior notes and bank credit facilities, our ability to harvest, pledge, assign or transfer our timberlands is subject to certain restrictions. We are further restricted from transferring our timberlands while under the jurisdiction of the Bankruptcy Court.

Forests are subject to a number of hazards, including damage by fire, insects and disease.  These hazards, along with severe weather conditions and other natural disasters, can reduce the productivity of our timberlands.  Such hazards are unpredictable and there can be no assurance that our losses, if any, will be limited.  Consistent with practices of other forest products companies, we do not maintain insurance against losses to standing timber on our timberlands.  Even if such insurance were available, the cost would likely be prohibitive to us.

Please read Federal and State Regulation below also.

Seasonality

Our operations are affected by seasonality.  Harvesting of timber in higher elevations is generally more difficult in the winter months due to accumulated snow, which can restrict access.   In addition, timber harvesting can be adversely affected in the summer months when dry weather conditions increase fire danger.  Our manufacturing operations can be seasonally affected by log supply restrictions, which may result from seasonal timber harvesting impacts.  We attempt to partially mitigate these seasonal effects through inventory management.  Our Alliance Lumber Segment can be affected by seasonality in the housing construction market, which generally experiences lower demand in the winter months.

Products and Competition

Approximately 62% of the timber harvested by us was utilized by our manufacturing facilities for the production of lumber during 2003.  The remaining timber, which was harvested primarily from the Washington timberlands, was sold in third party domestic and export log markets.  Our markets are highly competitive with respect to price, quality of products, distribution and other factors.  We expect our products to experience steady competition from engineered wood products and other substitute products.

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

We compete in the export log market with other U.S. companies, as well as those in Chile, New Zealand, Mexico, Russia and Scandinavia, many of whom have abundant timber resources.  Principal competitive factors in the export market are price, quality, size and species. Export log sales are affected by economic conditions, variations in inventory, both domestically and in the countries where such logs are sold, and by weather conditions, which affect the ability to harvest the logs.

Manufacturing

We produce an array of lumber products at our three converting mills, one located in Oregon and two located in Washington (see Item 2. Properties). Our Gilchrist, Oregon facility primarily produces dimension lumber and some industrial grade lumber products. The dimension lumber products are considered a commodity and are sold to a wide number of regional and western states customers, primarily to home builders. The industrial lumber is primarily sold to remanufacturers who produce doors, windows and other specialty products. We own an additional converting mill in Prineville, Oregon, which is currently not utilized in our operations.  Approximately 4% of the lumber produced at the Gilchrist mill was sold to our Alliance Lumber and Trading and Distribution Segments during 2003 compared to 6% in 2002.

Our two Washington facilities primarily produce commodity-grade studs for the construction industry.  Approximately 5% of the lumber produced at our Washington facilities was sold to our Alliance Lumber and Trading and Distribution Segments during 2003 compared to 7% in 2002.

Domestic demand for lumber and manufactured wood products is directly affected by the level of residential construction activity.  In the winter, demand generally constricts, increasing in the spring as home construction activity resumes.

We compete in the domestic lumber markets primarily with other U.S. and Canadian lumber producers. Competitive factors in the commodity-grade lumber market are based on pricing strategies, while sales of industrial lumber are based on quality, species and price.

Chips and By-Products

Our manufacturing facilities produce wood chips and other by-products during their conversion processes.  Chips are typically sold to regional pulp and paper mills, while other by-products are sold to particle board manufacturers or used as fuel for steam generation in our manufacturing facilities.  Sales of chips and other by-products were approximately 2% of revenues in 2003.

Alliance Lumber

In 2003, we operated five contractor supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada (which was sold on April 1, 2004) and one in Sparks, Nevada.  We manufacture some of the products sold from our Alliance Lumber Segment; however, the majority of the sales are products manufactured by other parties.  We compete in the wholesale sales market with other wholesale companies, forest products companies and distributors on the basis of price, product availability and delivery and service.

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

We supplement logs from our timberlands with logs purchased from third parties, including private landowners, the state of Washington, certain United States government agencies and foreign sources for use in our manufacturing facilities.  We expect our domestic sources, excluding federal timber, to remain fairly stable.  We are somewhat dependent on a limited number of suppliers for logs purchased to be used in our conversion mills. During 2003, one supplier provided approximately 16% of the total log volume used in our conversion mills.  As of December 31, 2003, we had approximately 51.0 MMBF of timber under contract from external sources and timber deeds, including the USFS and private land owners, which may be harvested over the next four years.  See Note 1 of Notes to Consolidated Financial Statements.

In 1996, the U.S. and Canadian governments announced a five-year lumber trade agreement, which expired March 31, 2001. This agreement was intended to reduce the volume of Canadian lumber exported into the U.S. through the assessment of an export tariff on annual lumber exports to the U.S. in excess of certain base level volumes.  Since the agreement expired, considerable negotiation has occurred between the two countries in an effort to resolve trade issues over importation of Canadian lumber to the U.S.  In July 2002, Canada received a favorable ruling regarding the Department of Commerce’s preliminary determination in the countervailing duty case.  However, these preliminary duties had already been eliminated, and this ruling does not affect the 27.2% duty currently in place on Canadian lumber shipments to the U.S.  Negotiations between the two countries have continued, and both parties have appealed to various regulatory authorities on this matter, throughout 2003.  We cannot predict the exact outcome of this matter, and are unsure whether a final ruling or a negotiated settlement will be favorable to the U.S. lumber industry.

Significant Customers

Our customer base is diverse and no single customer represented 10% or more of our total revenues in 2003.

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

Other state laws and regulations control timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing water courses or in proximity to certain ocean and inland shore lines, water anti-degradation and certain grading and road construction activities.  As a result of these laws and regulations, we are not currently able to harvest certain portions of our timberlands, and other portions are not accessible in an economically feasible manner.

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

Water Quality and Wastewater

The federal Clean Water Act and comparable state statutes regulate discharges of process wastewater, and require National Pollutant Discharge Elimination System (“NPDES”) permits for discharge of industrial wastewater and stormwater into regulated public waters. All of our lumber manufacturing facilities have secured the necessary permits and we believe they are operating in material compliance with NPDES wastewater and stormwater requirements.

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

Log Exports

Federal laws prohibit the export of unprocessed timber acquired from federal lands in the western United States, or the substitution of unprocessed federal timber from the western United States for unprocessed private timber that is exported. Persons owning timber-processing facilities may seek authorization from the United States Department of Agriculture for a “sourcing area,” within which the person may purchase federal timber while exporting unprocessed private timber originating from outside the sourcing area.  A sourcing area for timber processing facilities in states other than the state of Washington must be geographically and economically separate from any geographic areas where the person or its affiliates harvest private timber for export.  We were granted sourcing areas, which allow us to purchase available federal timber to supply our manufacturing facility located in Oregon, while selling logs for export from our Washington timberlands.  These sourcing areas were reviewed by the federal government as a result of a November 1996 lawsuit settlement between various parties, including one of our competitors.  The outcome of this review resulted in no changes to our sourcing area.

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

Income Tax Considerations

Beneficial owners of our units are considered partners for federal income tax purposes.  Accordingly, we pay no federal income taxes on partnership activity, and unitholders are required to report their share of our income, gains, losses and deductions in their federal income tax returns.  Cash distributions to unitholders are taxable only to the extent that they exceed the tax basis in their units.  However, we own, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including dispositions of certain assets by the Partnership. Any such income tax incurred by these taxable entities would generally not be allocated to unitholders.

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

State Tax Information

During 2003, for state income tax purposes, we conducted operations in eight states, six of which (Arizona, California, Idaho, Oregon, New Mexico and Utah) have a state income tax.  A unitholder may be required to file state income tax returns in Arizona, California, Idaho, Oregon, New Mexico and Utah if their share of our income attributable to those states exceeds that state’s de minimis filing exceptions.

Section 754 Election

We have made an election under Section 754 of the Internal Revenue Code (the “Code”), which generally permits a unitholder to adjust his or her share of the basis in our properties (“Inside Basis”) pursuant to Section 743(b) of the Code to fair market value (as reflected by his or her unit price), as if he or she had acquired a direct interest in our assets.  A unitholder’s allocable share of our income, gains, losses and deductions is determined in accordance with the unitholder’s unique basis under this election.  In the case of our units, the Section 743(b) adjustment acts in concert with the Section 704(c) allocation (and curative allocations) in providing the purchaser with a fair market value Inside Basis.  Such election is irrevocable and may not be changed without the consent of the Internal Revenue Service (“IRS”).  The Section 743(b) adjustment is attributed solely to a purchaser of units and is not added to the basis of our assets associated with all of the unitholders.  The result of this election is an adjusted depletion deduction for public purchasers.

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

Timber Income – Capital Gain Benefit

Section 631 of the Code provides special rules by which gains from the sale of timber or cut logs, which would otherwise be taxable as ordinary income, are treated as capital gains from the sale of property used in a trade or business.  It is estimated that substantially all of our Timberlands Segment income will qualify for Section 631, the effect of which characterizes the income generated by us from this segment as capital gain to the unitholder.

Segments

See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for detailed information regarding our segments.

Employees

At December 31, 2003, we had 145 salaried and 514 hourly employees, none of which are subject to collective bargaining agreements.

Risk Factors – Cautionary Statement for Purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Where any forward-looking statement includes a statement of the assumptions underlying the forward-looking statement, we caution that, while such assumptions are believed to be reasonable and are made in good faith, actual results almost always vary from the assumed facts, and the differences between assumed facts and actual results can be material, depending upon the circumstances.  Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure you that the statement of expectation or belief will result or be achieved.  The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions may identify forward-looking statements.

With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

Filing for Chapter 11 Bankruptcy Protection and Ability to Continue as a Going Concern

During the second quarter of 2003, we were unable to meet the financial covenants and scheduled interest payments pursuant to our bank loan and senior note agreements. In addition, we were unable to successfully negotiate a recapitalization with our bank lenders and senior note holders.  Accordingly, on June 29, 2003, we and all but one of our subsidiaries each filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  We and our subsidiaries currently manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

We have experienced net losses in each of the last thirteen fiscal quarters. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our assets and liabilities.  We may be forced to sell some of our operating assets, or our creditors may succeed in foreclosure actions and take possession of some of our operating assets in satisfaction of their claims.  On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.  Discussions on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued. These discussions have indicated that our long-lived assets will either be sold or transferred to the secured creditors in satisfaction of their claims.

We Will Likely Not Emerge From Chapter 11 Intact

We are negotiating with the major creditor constituents in our Chapter 11 proceedings, and have begun to pursue a process by which our assets and operations will be sold or otherwise divested in order to satisfy creditor claims. We anticipate that we will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will further this divestiture process. It appears highly unlikely that the claims of the holders of our term bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of our partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of all of our operations and associated assets.

We Are Unlikely to Make Future Cash Distributions on Our Units

We indefinitely suspended our cash distributions beginning in the fourth quarter of 2000. Furthermore, we are prohibited from making cash distributions to unitholders during our Chapter 11 reorganization process. Since it is unlikely that our unitholders will receive anything as a result of our Chapter 11 bankruptcy proceedings, it is unlikely that we will make any future cash distributions on our units.

Our Debtor-In-Possession Revolving Credit Facility Expires on January 1, 2005 and We May Not Be Able to Obtain Replacement Financing

When we filed for Chapter 11 protection, we arranged a new $40 million revolving credit facility with The CIT Group/Business Credit, Inc (CIT) and we paid off the outstanding balance on our previous bank revolving credit facility.  This previous bank revolving credit facility was terminated.  Our facility with CIT expires on January 1, 2005, or upon the effective date of a plan of reorganization approved by the Bankruptcy Court.  If our Chapter 11 reorganization process lasts beyond January 1, 2005, we may not be able to arrange for replacement financing.  Similarly, if we emerge from Chapter 11 under an approved reorganization plan, we may not be able to arrange for replacement financing under reasonable terms.  Without replacement financing, we may not be able to fund our operations after December 31, 2004.  Our facility with CIT will be reduced by a total of $20 million should we dispose of our Alliance Lumber Segment and availability under the facility will also be reduced as we dispose of our other operating assets.  Availability under the DIP Revolver is expected to decrease by $9.0 million to $11.0 million following the sale of the Las Vegas, Nevada operations of our Alliance Lumber Segment on April 1, 2004. We have not met all of the financial reporting covenants of the CIT facility during 2004, however, CIT has not declared an event of default.

Volatility of Prices and Changes in Demand for our Products Will Affect Our Revenues and Financial Results

The volatile nature of prices for logs and manufactured wood products can reduce our revenues, profits and cash flows.  Demand and market price for logs and wood products can change substantially, primarily based on the levels of new residential construction activity and repair and remodeling activity.  Prices for logs and wood products can also be substantially affected by changes in available supply. Changes in economic conditions, interest rates, population growth, weather conditions and other factors beyond our control affect the levels of construction, repair and remodeling activity.  Decreases in the level of residential construction activity or repair and remodeling activity will likely reduce demand for our timber, lumber and building materials, which could reduce our revenues and negatively impact our financial results.

Changes in the Federal Timber Supply May Affect Our Financial Results

The amount of timber offered for sale by certain federal government agencies, which historically have been major suppliers of timber to the United States forest products industry, has been decreasing and will likely continue to do so, due primarily to environmental and endangered species concerns. Because of this trend, we cannot rely on purchases of federal timber and therefore must rely more heavily on timber from other sources (including domestic private timber owners, state agencies and foreign sellers) to supplement our supply of fee timber from our timberlands. Although we intend to continue to supply our manufacturing facilities with logs harvested from our timberlands, we also intend to continue to supplement the fee harvest with additional outside timber and log purchases. We cannot be certain that we will be able to purchase sufficient logs at favorable prices to continue operation of our manufacturing facilities at current production levels or that we will not be required to suspend operations at or close one or more manufacturing facilities in the future. In 2003, we obtained about 16% of the logs used in our manufacturing facilities from a single supplier.

There Are Many Limitations On Our Ability to Harvest Timber

Revenues, net income and cash flow from our future operations will depend significantly on our ability to harvest timber according to our harvest plan from the over 525,000 acres of timberlands that we own or control.  If we are not able to achieve the harvest levels of our current harvest plan, our cash flow and financial results could be negatively affected.

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

In addition, we may acquire timberlands subject to environmental liabilities and other existing or potential liabilities. We may not be able to recover the costs relating to these liabilities from the sellers of these properties. Also, we could be subject to claims or losses under environmental laws for conditions on properties we purchase that are not revealed by investigations by environmental consultants prior to our purchase.

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

You Have Only Limited Voting Rights; The Managing General Partner Controls The Partnership

In accordance with the Partnership Agreement, the Managing General Partner manages and controls the activities of the Partnership.  Unlike the holders of common stock in a corporation, you, as a holder of common units, have only limited voting rights on matters affecting our business.  Holders of common units have no right to elect the General Partners on an annual or other continuing basis.  The Managing General Partner may not be removed at any time unless the holders of at least 66% of the outstanding common units approve the removal (excluding units owned by the General Partners and their affiliates).  As a result, you have limited influence on matters affecting the operation of the Partnership, and third parties may find it difficult to attempt to gain control from the Managing General Partner or to influence the activities of the Partnership. Furthermore, while we are under Chapter 11 bankruptcy protection, the Bankruptcy Court controls the Partnership.

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

If the Partnership were classified as an association taxable as a corporation, rather than a partnership, for federal income tax purposes, the Partnership would pay tax on its income at corporate rates, any distributions would generally be taxed to the holders of common units as corporate distributions, and no income, gains, losses or deductions would flow through to the holders of common units.

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

Manufacturing Facilities

We currently operate one lumber mill in Gilchrist, Oregon and one each in Marysville and Port Angeles, Washington.  We also own a mill in Prineville, Oregon, which is not currently being utilized.  Both of the Oregon facilities are located in central Oregon and the Washington facilities are located in Northwestern Washington. The Gilchrist facility has considerable capacity to produce a combination of commodity and industrial grade lumber products. The Washington mills primarily produce commodity-grade studs for the construction industry. The Port Angeles mill is configured to produce both domestic and metric sizes for offshore markets.

The following table summarizes the annual production and capacity of our current lumber manufacturing facilities (amounts in MBF):

Description of Facility	2004 Production Capacity	2003 Actual Production	2002 Actual Production
Oregon lumber mill	152,000	150,879	179,959
Washington lumber mills	143,000	130,743	143,550
Total	295,000	281,622	323,509

In 2003, we operated five professional contractor building material supply yards, three in the Phoenix, Arizona area, one in Las Vegas, Nevada (which was sold on April 1, 2004) and one in Sparks, Nevada. The Sparks, Nevada facility is owned and the other four locations are leased. Please also read Note 19 of Notes to Consolidated Financial Statements.

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

See Notes 1 and 2 of Notes to Consolidated Financial Statements for a description of our bankruptcy proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners in the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Unitholder Matters

Prior to March 18, 2003 our common units traded on the New York Stock Exchange (NYSE) under the symbol “CRO.”  However, on March 18, 2003 the NYSE suspended trading in our common units due to their low trading price, and since that time, our common units have been traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol “CRPP.”  The NYSE has de-listed our common units.  As of December 31, 2003, there were approximately 15,173 beneficial owners of 30,527,030 outstanding common units.

Trading price data for the common units, as reported by the NYSE and the OTCBB, as applicable, for 2003 and 2002 was as follows:

2003 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.83	$0.70	$0.16	$0.13
Low	$0.14	$0.17	$0.11	$0.02

2002 (per unit)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$6.70	$6.25	$3.90	$2.64
Low	$5.75	$4.47	$2.76	$1.48

No distributions were made in 2003 or 2002 and future distributions have been suspended indefinitely. In addition, our Chapter 11 bankruptcy proceedings prohibit the payment of any distributions to unitholders.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters for disclosure regarding our equity compensation plans.

Item 6.  Selected Financial Data

	Year Ended December 31,
In millions, except per unit amounts	2003	2002	2001	2000	1999
Statement of Operations Data
Revenues (1)	$335.3	$323.4	$398.1	$559.8	$587.7
Depreciation, depletion and amortization (2)	22.5	30.6	41.6	55.8	56.7
Operating income (loss) (2, 3 and 4)	(9.6)	8.7	8.9	67.3	81.4
Income (loss) from discontinued operations (5)	(5.9)	1.3	1.6	1.7	2.0
Net income (loss) (2, 3 and 4)	(177.3)	(59.1)	(53.8)	13.7	33.6
Net loss per limited partner unit before discontinued operations (6)	(1.12)	(1.96)	(1.79)	0.40	1.03
Net loss per limited partner unit from discontinued operations	(0.19)	0.04	0.05	0.05	0.07
Net income (loss) per limited partner unit (6)	(1.31)	(1.92)	(1.74)	0.45	1.10
Cash distribution per unit	—	—	—	1.692	2.256

Cash Flow and Other Data
Additions to timber and timberlands (7)	6.1	6.6	9.5	117.6	27.4
Additions to equipment	1.6	3.3	9.0	39.4	14.4
Cash flow from operating activities	4.3	(14.2)	3.8	40.1	81.8

Balance Sheet Data
Working capital (4)	$59.4	$31.5	$76.7	$80.0	$109.3
Total assets (4)	446.5	613.0	856.4	953.6	846.7
Long-term debt	0.1	503.2	511.4	689.0	571.8
Partners’ capital (deficit) (4)	(138.1)	38.2	97.2	149.9	204.2

Operating Data (unaudited)
Fee timber harvest (MMBF)	115	138	235	432	334
External log sourcing (MMBF)	72	103	115	180	219
Lumber production (MMBF)	282	324	431	500	589

(1)          Included in 2002 revenues are $4.3 million of revenues from closed or sold operations.  2001 revenues include revenue of $56.8 million from operations closed or sold in that year. Included in 2000 revenues are $29.8 million of sales generated by Cheshire Sales Company Inc., which was acquired in January 2000.  Included in 1999 revenues are $68.6 million of sales generated by Desert Lumber, which was acquired in March 1999.  Excluded from all years presented are revenues from our discontinued Trading and Distribution Segment.

(2)          For a discussion of the effect of the annual update of the timber inventory, see Note 10 of Notes to Consolidated Financial Statements.

(3)          Included in the 2003 operating and net loss are the following:  loss on timber purchase commitments, $6.1 million; loss on sale of assets held for sale, $2.5 million; impairment of assets, $0.8 million; loss on disposition of assets, $0.8 million and debt restructuring negotiation costs, $4.9 million. Net loss also includes impairment of assets, $102.9 million; impairment of goodwill, $28.8 million; and additional reorganization items totaling $3.9 million.

Included in the 2002 operating and net loss are the following: gain from the sale of Idaho tree farms, $9.9 million; write-off of obsolete and retired long-lived assets, $1.2 million; loss on timber purchase commitments, $3.8 million; and write-down of inventory to market, $1.0 million.  See Note 5 of Notes to Consolidated Financial Statements.  Net loss also includes $15.4 million of debt restructuring and redemption premium charges.

Included in the 2001 operating and net loss are the following: write-down of the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning, $5.3 million; gain related to the sale of the Bonners Ferry owned assets, corporate aircraft and surplus rolling stock, $2.9 million; and write-down of inventory to market, $0.3 million, as restated.

Included in 2000 operating income are the following: gain on sale of Yellowstone Trucking, $1.2 million; gain on sale of aircraft, $3.5 million; settlement of litigation, $1.4 million expense; and write-down of inventory to market, $1.9 million, as restated.

(4)          Restated for 2001, 2000 and 1999 to reflect the change in our method of accounting for manufacturing log and lumber inventories from the lower of LIFO cost or market to the lower of average cost or market in the first quarter of 2002.  See Note 5 to Consolidated Financial Statements.

(5)          Discontinued operations of our Trading and Distribution Segment in 2003 include a charge of $5.5 million for goodwill impairment related to this segment.

(6)          See Note 12 to Consolidated Financial Statements for a description of the allocation of income and loss between the limited and general partner interests.

(7)          In 2000, we acquired 91,000 acres of timberland in Idaho from Plum Creek Timber Company for $73.4 million.

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

We have experienced net losses in each of the last thirteen fiscal quarters.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, and in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  As a result of our Chapter 11 filing, there is no assurance that the carrying amounts of our assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our assets and liabilities.

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

Examples of such events or circumstances include:

•                  a significant decrease in the market value of a long-lived asset;

•                  a significant adverse change in the extent or manner in which a long-lived asset is used;

•                  a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•                  an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•                  a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or

•                  a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

An impairment exists if the stated value of the long-lived asset is not recoverable and exceeds its fair value.

Based on developments in our Chapter 11 bankruptcy reorganization process, which occurred in the fourth quarter of 2003, we no longer believe there is a high probability that we will retain our long-lived assets, which primarily consist of timber, timberlands, roads, property, plant and equipment, in our business over an extended period of time.  Accordingly, under SFAS No. 144, we determined that we should test our long-lived assets for impairment. Previously, in accordance with SFAS No. 144, we evaluated our long-lived assets under the assumption that we would hold and use them over an extended period of time.  In the fourth quarter of 2003, we assigned a higher probability to the near-term disposition of our long-lived assets. This higher probability of near-term disposition resulted from a combination of the Bankruptcy Court ruling on November 10, 2003, which ended our exclusivity period for proposing a re-organization plan, and discussions held with representatives of the secured creditors on November 18, 2003 and subsequent dates regarding a consensual plan of re-organization.  These discussions have indicated that our long-lived assets will either be sold or transferred to the secured creditors in satisfaction of their claims.  This fourth quarter 2003 testing, as required by SFAS No. 144, determined that the book value of certain of our long-lived assets exceeded the cash flows expected to result from the short-term use and disposition of the assets. Accordingly, we adjusted the carrying value of these assets to their estimated fair value and recognized impairment charges in the fourth quarter of 2003 totaling $0.8 million related to our Manufacturing Segment assets, $2.2 million related to our Alliance Lumber Segment assets and $100.7 million related to our Timberlands Segment assets.  We recognized an additional $1.1 million loss in April 2004 upon closing the disposition of the Las Vegas, Nevada operations of our Alliance Lumber Segment working capital assets.

In the first quarter of 2003, we evaluated our purchased goodwill balance related to our Trading and Distribution Segment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and determined that the entire balance was impaired.  We recognized a charge of $5.5 million for this impairment in the first quarter of 2003 which is reflected in discontinued operations on the Consolidated Statement of Operations.  In addition, we evaluated our purchased goodwill balance related to our Alliance Lumber Segment for impairment in accordance with SFAS No. 142 in the fourth quarter of 2003 based on recent developments in our bankruptcy reorganization process.  We determined that the entire balance was impaired and recognized a charge of $28.8 million in the fourth quarter of 2003.  See further discussion below.

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

See also “Liquidity and Capital Resources” below.

In addition to the approval of the DIP Revolver discussed above, during the third and fourth quarters of 2003, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  An unsecured creditors committee was formed.

•                  Certain of the acquisition facility creditors filed a motion for lift of the automatic stay and to proceed with the foreclosure process on collateral.  No hearing has been held to date on this matter.

•                  In October 2003, we agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  We made adequate protection payments totaling $3.0 million covering the period of July through December 2003 and are continuing such payments indefinitely in 2004.

•                  On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.

•                  Discussions on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by our timberlands and certain real property and equipment associated with our Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured. The Chapter 11 filing likely constitutes a default or event of default under a number of our debt, lease and other contractual relationships.  While we are under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code. In accordance with SOP 90-7, we stopped accruing interest on our term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim. An additional $25.3 million of interest expense would have been recognized in 2003 if not for the Chapter 11 bankruptcy petition.

We are negotiating with the major creditor constituents in our Chapter 11 proceedings, and have begun to pursue a process by which our assets and operations will be sold or otherwise divested in order to satisfy creditor claims. We anticipate that we will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will further this divestiture process. It appears highly unlikely that the claims of the holders of our term bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of our partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of all of our operations and associated assets. Please also read Note 19 of Notes to Consolidated Financial Statements.

Industry Overview

The forest products and building materials industries are characterized by highly volatile commodity pricing.  Product pricing for logs, dimension lumber and other building materials is a function of species, grade, size and availability. Prices are heavily influenced by supply and demand for products. Prices tend to follow broad seasonal and cyclical patterns. Demand is influenced by activity levels in the housing and construction industries, as well as general economic conditions and foreign currency exchange rates. In recent years, over capacity of lumber manufacturing facilities has led to an abundance of supply. Supply has been further increased by imported products from Canada and other countries. In addition, competition from non-wood based products and composite materials has also influenced prices for dimension lumber. Although demand has been strong over the last three years, excess supply has contributed to low prices for lumber, which, in turn, has depressed prices for logs and timberlands.  During the second half of 2003, prices for lumber and paneling increased sharply, but prices for logs and timberlands have remained relatively low.  A major trade dispute with Canada over the importation of lumber and paneling has continued to cast uncertainty over the markets for these products.  Weather and forest fire activity, as well as environmental issues concerning the harvesting of timber, are also contributing factors to supply and the volatility of prices in our industry.

Results of Operations

During the second quarter of 2003, we sold our Trading and Distribution Segment, which is reflected as discontinued operations on our consolidated statements of operations for all periods presented.  Please see additional discussion below.

	Year Ended December 31,
	2003		2002		2001
(In thousands, except per share amounts)	Dollars	% of Sales (1)	Dollars	% of sales (1)	Dollars	% of Sales (1)
Revenue	$335,341	100%	$323,416	100%	$398,146	100%
Operating costs:
Cost of sales	305,972	91.2	293,858	90.9	357,190	89.7
Loss on timber purchase commitments	6,064	1.8	3,757	1.2	—	—
(Gain) loss on assets held for sale	2,500	0.7	(9,919)	(3.1)	—	—
Impairment of assets	775	0.2	—	—	5,289	1.3
(Gain) loss on disposition of assets	802	0.2	1,163	0.4	(2,864)	(0.7)
Selling, general and administrative	24,017	7.2	25,879	8.0	29,620	7.4
Debt restructuring negotiation costs	4,860	1.4	—	—	—	—
Operating income (loss)	(9,649)	(2.9)	8,678	2.7	8,911	2.2
Interest expense	24,535	7.3	51,824	16.0	61,541	15.5
Debt restructuring and redemption premium	—	—	15,366	4.8	—	—
Amortization of debt issuance costs	1,999	0.6	2,612	0.8	2,741	0.7
Other (income) expense, net	(334)	(0.1)	(792)	(0.2)	22	—
Loss from operations before reorganization items	(35,849)	(10.7)	(60,332)	(18.6)	(55,393)	(13.9)
Reorganization items:
Impairment of assets	(102,878)	(30.7)	—	—	—	—
Impairment of goodwill	(28,770)	(8.6)	—	—	—	—
Other reorganization items	(3,894)	(1.2)	—	—	—	—
Loss before discontinued operations	(171,391)	(51.1)	(60,332)	(18.6)	(55,393)	(13.9)
Income (loss) from discontinued operations	(5,884)	(1.8)	1,261	0.4	1,597	0.4
Net loss	$(177,275)	(52.9)%	$(59,071)	(18.3)%	$(53,796)	(13.5)%

(1)  Percentages may not add due to rounding.

Revenue

The slight increase in revenue in 2003 compared to 2002 reflects increased revenues in our Alliance Lumber Segment offset by lower revenues from our Timberlands and Manufacturing Segments. The increase in the Alliance Lumber Segment revenues reflects strong demand in the housing market and increased sales volume. The decreased revenues from our Timberlands and Manufacturing Segments are due to temporary market related production curtailments in these segments in 2003, weaker market pricing for logs in 2003 compared to 2002, and the sale of our Inland Tree Farm early in 2002.

The decrease in revenue in 2002 compared to 2001 reflects the ongoing impact of weak lumber, panel and log pricing and reduced fee harvest activity, as well as the sale or closure of three of our sawmills in the latter part of 2001, the sale of the Inland Tree Farm early in 2002 and the absence of normal-course property sales during 2002.

Cost of Sales

The increase in cost of sales in dollars and as a percentage of revenue in 2003 compared to 2002 was primarily due to increased costs at our Alliance Lumber Segment as a result of covering pre-existing, fixed-price contracts in an environment of rising market prices and trade credit problems and the relative absence of pricing discounts.  Increased fuel and other energy costs, and lower production volumes in our Timberlands Segment due to temporary market-related curtailments in the second quarter of 2003, fire related harvesting restrictions and problems with retaining loggers in the third quarter of 2003 following our Chapter 11 bankruptcy filing, also contributed to the increase in cost of sales as a percentage of sales.  Partially offsetting these increases was a $1.0 million write-down of inventory to market value recognized in 2002.  No such adjustments occurred in 2003.

In addition to the $1.0 million write-down of inventory to market value, the increase in cost of sales as a percentage of revenue in 2002 compared to 2001 was due to a higher proportion of the overall business in 2002 from the Alliance Lumber Segment, which has inherently lower gross margins than our other segments. The mill sales and tree farm dispositions noted above resulted in a higher proportion of contractor service revenues to total revenues in 2002 compared to 2001.

Loss on Timber Purchase Commitments

During 2003 and 2002, we recognized non-cash losses on future timber purchase commitments with the U.S. Forest Service and private timber deeds of $6.1 million and $3.8 million, respectively, which represent the estimated probable losses to be recognized on these contracts through their completion dates, or the estimated harvest dates, for these contracts.  We entered into these contracts several years ago to ensure an adequate log supply for our Gilchrist and Prineville sawmills.  Market pricing for the lumber output from these commitments has declined significantly since the commitments were made.

(Gain) Loss on Sale of Assets Held for Sale

The $2.5 million loss on sale of assets held for sale in 2003 represents an accrual booked against the previous sale of our Inland Tree Farm as a result of notification by the U.S. Forest Service of certain road cost sharing obligations. We intend to negotiate with the U.S. Forest Service during the first half of 2004 to finalize this matter. Gain on sale of assets held for sale of $9.9 million in 2002 represents recognized gains on the sale of our Inland South and Inland North tree farms in March and April 2002, respectively, including an additional $2.5 million of gain recognized upon release of escrow hold backs following the timber verification cruise in the fourth quarter of 2002.

Impairment of Assets

As discussed in more detail above, in 2003, we recorded impairment charges totaling $0.8 million related to our Manufacturing Segment assets.  We may recognize additional impairment charges in future periods as the auction process for certain of our long-lived assets is completed.

Impairment of assets of $5.3 million in 2001 includes the write-down of our Prineville, Oregon sawmill assets to estimated fair market value and the write-off of previously capitalized costs associated with the habitat conservation project at our Hamilton tree farm, due to our decision to abandon efforts for a federally approved plan in favor of working with recent changes in the State of Washington’s environmental legislation.

Impairment of Goodwill

During March 2003, deterioration of our trade credit availability began to adversely affect operating margins of the business components in our Trading and Distribution Segment.  Accordingly, pursuant to the provisions of SFAS No. 142, we evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, we determined that our goodwill related to those business units was impaired and recorded a non-cash impairment charge of $5.5 million in the first quarter of 2003.  This $5.5 million charge is included in discontinued operations for 2003.  See also Note 7 of Notes to Consolidated Financial Statements.

(Gain) Loss on Disposition of Assets

The $0.8 million loss on disposition of assets in 2003 represents a $1.3 million loss on the sale of an aircraft in the second quarter of 2003, offset by a gain on sale of equipment of $0.5 million in the first quarter of 2003.  Loss on disposal of assets in 2002 of $1.2 million reflects the write-off of obsolete or retired assets.

The $2.9 million gain in 2001 relates to the sale of our Bonners Ferry sawmill and one aircraft in the third quarter of 2001 and the sale of surplus rolling stock during the fourth quarter of 2001.

Selling, General and Administrative

Salaries and related personnel costs decreased $3.4 million in 2003 compared to 2002 due to a decrease in headcount of approximately 37 people. Selling, general and administrative expense also benefited from cost reduction initiatives in 2003 compared to 2002.  These decreases were partially offset by increases in insurance premiums and bad debt expense.

The decrease in 2002 compared to 2001 was primarily a result of lower salaries and wages and the cessation of goodwill amortization upon adoption of SFAS No. 142 on January 1, 2002.  The lower salaries and wages reflect the sale and/or closure of three sawmills during the latter part of 2001, the sale of the Inland tree farm early in 2002 and other cost reductions implemented in late 2001.  These reductions were offset in part by an  increase in our bad debt expense in 2002 compared to 2001.

We anticipate selling, general and administrative expense to decrease slightly in 2004 due to reductions in headcount.

Debt Restructuring Negotiation Costs

Debt restructuring negotiation costs of $4.9 million in 2003, consisting primarily of professional fees, represent charges incurred related to our reorganization and recapitalization efforts prior to our Chapter 11 bankruptcy protection filing. Charges incurred subsequent to our Chapter 11 bankruptcy filing are included on our statement of operations as reorganization items.

Interest Expense

In accordance with SOP 90-7, interest expense in 2003 does not include contractual interest totaling $25.3 million on the Senior Notes and Acquisition Facility since June 29, 2003, the date of our Chapter 11 bankruptcy filing.  Please read “Chapter 11 Bankruptcy Petition Filing” above also.

Debt Restructuring and Redemption Premium

Debt restructuring and redemption premium of $15.4 million in 2002 relates to our debt restructuring in April of that year.  Of the $15.4 million expense, $11.2 million was non-cash in nature. We incurred a total of $8.7 million in fees and costs in connection with the April 2002 debt restructuring, $4.2 million of which was included in the $15.4 million loss in accordance with the provisions outlined in Emerging Issues Task Force Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” (EITF 96-19). In addition, we expensed $5.5 million of previously deferred fees and expenses, a $4.5 million redemption premium incurred in April 2002 and a $1.2 million redemption premium incurred in October 2002.  The redemption premiums are scheduled to be paid in December 2005 and are included in liabilities subject to compromise.

Amortization of Debt Issuance Costs

The decrease in amortization of debt issuance costs in 2003 compared to 2002 is due to the second quarter 2002 write-off of $5.5 million of previously deferred fees related to our senior notes as a result of our debt restructuring in April 2002 as discussed above. In addition, the amortization period for remaining deferred debt issuance costs was prospectively extended until December 2005, thereby lowering the amount amortized in each quarter. These decreases were partially offset by the recognition of $0.2 million of additional amortization of deferred debt issuance costs in 2003 on the pre-existing revolving credit facility which was terminated in July 2003.  At December 31, 2003, we had $3.4 million of unamortized debt issuance costs, which are being amortized at the rate of approximately $0.5 million per quarter through December 31, 2005.

Other (Income) Expense, Net

Other (income) expense, net includes interest income on notes receivable, rental income and other miscellaneous income and expense items.  There were no individually significant items in 2003, 2002 or 2001.

Reorganization Items

As discussed above, we recognized impairment charges of $100.7 million related to our Timberlands Segment assets and $2.2 million related to our Alliance Lumber Segment assets during the fourth quarter of 2003.  In addition, during the fourth quarter of 2003, based on recent developments in connection with our bankruptcy reorganization process, we evaluated the estimated fair value, in the current market environment, of our purchased goodwill related to our business components for the Alliance Lumber Segment and recorded an impairment charge of $28.8 million.  The estimated fair value was based on written offers and preliminary negotiations for the potential dispositions of these businesses. We did not have any goodwill remaining on our balance sheet as of December 31, 2003 as a result of these impairment charges.

The remainder of the reorganization items consisted primarily of professional fees and other charges incurred related to our Chapter 11 reorganization and recapitalization efforts subsequent to June 29, 2003.  We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under Chapter 11.

Income Taxes

In the past, we have not paid significant income taxes and have not included a provision for income taxes in our financial statements. As a partnership, taxation on our results of operations is generally the responsibility of the unitholders.  However, we own, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including the disposition of certain assets by us. Any such income tax incurred by these taxable entities would generally not be allocated to unitholders. We do not anticipate any significant income tax liability from our disposition of the Trading and Distribution Segment assets, but may incur material income tax liability from the disposition of additional assets.

Allocation of Losses

Our partnership agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent losses have been allocated 100% to the General Partners.  Accordingly, the General Partner interest was allocated an additional $135.4 million of losses during 2003.  We expect to continue to allocate 100% of income and losses to the General Partners in the foreseeable future.

Discontinued Operations - Trading and Distribution Segment

Our Trading and Distribution Segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003.  The Trading and Distribution Segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us. As discussed above, the loss from our Trading and Distribution Segment in 2003 includes a $5.5 million charge for the impairment of goodwill, which occurred in the first quarter of 2003.

Results of Operations by Segment

External revenue by segment and as a percentage of total revenue was as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
Timberlands	$22,976	6.9%	$35,192	10.9%	$73,749	18.5%
Manufacturing	86,401	25.8%	100,168	31.0%	138,946	34.9%
Alliance Lumber	217,081	64.7%	178,084	55.0%	183,173	46.0%
Corporate and Other	8,883	2.6%	9,972	3.1%	2,278	0.6%
	$335,341		$323,416		$398,146

Operating income (loss) by segment was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Timberlands	$1,925	$5,230	$18,888
Manufacturing	418	(5,291)	(4,752)
Alliance Lumber	5,596	9,529	9,868
Corporate and Other	(17,588)	(790)	(15,093)
	$(9,649)	$8,678	$8,911

Timberlands Segment

The $12.2 million, or 34.7%, decrease in external Timberlands Segment sales in 2003 compared to 2002 reflects a 30.5% decrease in domestic log shipments, a 57.5% decrease in export log shipments and an 8.2% decrease in weighted average sales realizations.  The decrease in sales realizations reflects lower domestic log prices in 2003 compared to 2002.  The $38.6 million, or 52.3%, decrease in external sales in 2002 compared to 2001 reflects a 50.4% decrease in log shipments, which was influenced by significantly lower stumpage sale and fee harvest activity and weather related production delays on the Hamilton Tree Farm and the absence of any ordinary course property sales in 2002, as well as the sale of our Inland North and Inland South tree farms in early 2002 and the utilization of all of the volume from our Oregon Tree Farm for internal use at our Gilchrist sawmill.  The volume decline in 2002 compared to 2001 was partially offset by a 5.7% increase in average sales realizations.  The increase in average sales realizations is primarily due to the effect of a significant decrease in stumpage sales during 2002 compared to 2001 and an increase in the proportion of export log sales in 2002 compared to 2001.

See Note 16 of Notes to Consolidated Financial Statements for intersegment revenues in each period presented.  Internal sales of logs to our Manufacturing Segment decreased to $31.4 million in 2003 from $39.6 million in 2002 and from $82.8 million in 2001.  The decrease in 2003 compared to 2002 primarily reflects a 12.0% reduction in volume, due in large part to lower production volume at our sawmills and our temporary market related harvest curtailment in early 2003, as well as a 9.2% decrease in average internal sales realizations due to weak domestic log market pricing. The decrease in 2002 compared to 2001 primarily reflects the absence of three sawmills from the production mix during 2002 compared to 2001. Our internal transfer pricing is based on current market prices at the time of sale.

The $3.3 million decrease in Timberlands operating income in 2003 compared to 2002 was primarily a result of the decreased volume and sales realizations discussed above. The $13.7 million, or 72.3%, decrease in operating income in 2002 compared to 2001 was primarily a result of the volume and sales realizations discussed above, as well as $10.4 million of gains from ordinary course property sales included in 2001 compared to none in 2002.  These factors were partially offset by the increase in average sales realizations discussed above and a 36.0% decrease in segment overhead expense in 2002 compared to 2001.

The gain from the sale of our Inland Tree Farm in 2002 is included in the corporate and other segment results.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

Tree Farm	2003	2002	% Change	2002	2001	% Change
Oregon	$627	—	n/a	—	$156	n/a
Inland	—	$456	n/a	$456	$440	3.6%
Hamilton	$432	$430	0.5%	$430	$373	15.3%
Olympic	$373	$383	(2.6)%	$383	$368	4.1%
Weighted average	$398	$411	(3.2)%	$411	$330	24.5%

During 2003, certain large diameter salvaged ponderosa pine from our Oregon Tree Farm was sold to an external customer. All other production from the Oregon Tree Farm in 2003 and 2002 was utilized by our Gilchrist mill.  As discussed above, we sold our Inland Tree Farm in early 2002.  The decreases at the Hamilton and Olympic Tree Farms are primarily due to lower domestic log market pricing and changes in species mix.

Increases at the Inland, Hamilton and Olympic tree farms in 2002 compared to 2001 were due to significantly less stumpage sales in 2002 compared to 2001. Stumpage sales typically result in significantly lower prices than log sales, because the price does not include the costs to harvest the timber.  In addition, mix improvements at the Hamilton and Olympic tree farms contributed to the increases in realizations.

The domestic external volume from each of our tree farms was as follows (in MBF):

Tree Farm	2003	2002	% Change	2002	2001	% Change
Oregon	247	—	n/a	—	33,414	n/a
Inland	—	7,893	n/a	7,893	20,496	(61.5)%
Hamilton	19,464	23,726	(18.0)%	23,726	60,401	(60.7)%
Olympic	22,673	29,375	(22.8)%	29,375	26,578	10.5%
	42,384	60,994	(30.5)%	60,994	140,889	(56.7)%

The decreases at the Hamilton and Olympic Tree Farms in 2003 compared to 2002 are primarily a result of temporary difficulties retaining loggers in the third quarter of 2003 following our Chapter 11 bankruptcy filing and temporary market-related harvest curtailments during the second quarter of 2003.

We sold a portion of our Inland Tree Farm in the first quarter of 2002 and sold the final portion on April 30, 2002.  Therefore, there was low volume from our Inland Tree Farm during 2002 and none in 2003, as the sale transaction had been completed.

The increase at the Olympic Tree Farm in 2002 compared to 2001 was a result of advantageous harvest conditions in the first six months of 2002 and improved demand in this region.

The decrease at the Hamilton Tree Farm in 2002 compared to 2001 was primarily due to the impact of snow related production delays in the first quarter of 2002 compared to the first quarter of 2001 and decreased stumpage sale activity in 2002 compared to 2001.

Export Log Sales

Information regarding sales of logs to customers involved in exporting activities is as follows:

	2003	2002	2001
Export sales (in thousands)	$1,704	$3,984	$1,492
As a percentage of total revenue	0.5%	1.2%	0.4%
Sales volume (in MBF)	3,297	7,766	2,652
Average realizations ($/MBF)	$517	$513	$563

The decrease in sales volumes and realizations in 2003 compared to 2002 is primarily due to decreased market demand for export logs. We did not export any logs from our Inland Tree Farm and, therefore, our export sales were not affected by its disposition.

The increase in volume in 2002 compared to 2001 is primarily due to increased shipments from our Hamilton tree farm as a result of an increase in demand for Korean sort logs. The decrease in average realizations in the same period is primarily a result of changes in mix during 2002 compared to 2001.

Property Sales

There were no significant property sales in 2003 and, except for the disposition of the Inland South and Inland North tree farms, the gain from which is included in the Corporate and Other Segment, we did not have any property sales in 2002.  This compares to revenue of $14.3 million and operating income of $10.4 million from ordinary course property sales included in the Timberlands Segment results in 2001.

Manufacturing Segment

The $13.8 million, or 13.7%, decrease in external revenue from our sawmills in 2003 compared to 2002 reflects a 1.4% decrease in average external lumber sales realizations, a 10.4% decrease in external lumber sales volumes and a 15.7% decline in chip revenue.  The lower sales realizations reflect the impact of weak lumber market pricing and product mix changes.  The lower sales volume reflects decreased production levels at all of our sawmills, partly due to our temporary market related production curtailment in early 2003.

The $38.8 million, or 27.9%, decrease in external revenue from our sawmills in 2002 compared to 2001 reflects a 23.2% decrease in external lumber sales volume, a 6.9% decrease in average external lumber sales realizations  and a 34.4% decline in chip revenue.  The decrease in external sales volume is primarily due to the sale and/or closure of three sawmills during the third quarter of 2001, offset in part by slight increases in production at our Gilchrist, Oregon and Washington sawmills. The decrease in average sales realizations is due to changes in mix, offset in part by moderately improved market pricing on comparable species in 2002 compared to 2001.

See Note 16 of Notes to Consolidated Financial Statements for intersegment revenues in each period presented.  Internal shipments decreased 11.0% to 13.4 MMBF in 2003 compared to 15.1 MMBF in 2002, primarily due to the disposition of our Trading and Distribution Segment in the second quarter of 2003. Internal shipments decreased 62.6% in 2002 to 15.1 MMBF compared to 40.3 MMBF in 2001.  This decrease resulted primarily from the closure and disposition of our Inland conversion mills in late 2001.

Included in the Manufacturing Segment results are the following items:

•                  Lower of cost or market write-downs of inventory of $1.0 million and $0.3 million in 2002 and 2001, respectively;

•                  loss on purchase commitments on outstanding timber cutting contracts of $6.1 million and $3.8 million in 2003 and 2002, respectively; and

•                  write-off of obsolete or retired long-lived assets of $1.2 million in 2002;

•                  results from the Partnership’s Inland sawmills for a portion of 2001.

The improvement in operating results in 2003 compared to 2002, exclusive of the charges described above, is primarily a result of increased production efficiencies, lower manufacturing costs and lower log costs in 2003 compared to 2002, partially off-set by a 4.6% increase in segment overhead expense.  Per unit manufacturing cost and log cost decreased by 17.3% and 13.2%, respectively, year over year. The increase in segment overhead expense is primarily a result of increased depreciation and costs related to the shut-down of our Prineville mill.  The Prineville mill was not operated during the first four months of 2002, but was operated in the last eight months of 2002 and the first quarter of 2003 for drying and finishing of increased rough lumber production from our Gilchrist mill.

The improvement in operating results from manufacturing in 2002 compared to 2001, exclusive of the charges described above, are primarily a result of lower log costs and the absence of the Bonners Ferry, Coeur d’Alene and Prineville sawmills from the Manufacturing Segment in 2002 compared to 2001. The lower log costs are a result of the absence of three sawmills that consumed primarily higher cost logs, together with lower log costs at our Gilchrist operation during 2002 compared to 2001.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

Region	2003	2002	% Change	2002	2001	% Change
Oregon	$290	$290	—	$290	$321	(9.7)%
Inland	—	—	n/a	—	$308	n/a
Washington	$271	$280	(3.2)%	$280	$284	(1.4)%
Weighted average	$281	$285	(1.4)%	$285	$306	(6.9)%

The decreases in 2003 compared to 2002 reflect weak lumber market pricing during the first half of 2003 and shifts in product mix.  The lower average sales realizations from the Oregon region in 2002 compared to 2001 primarily reflect the absence of Prineville’s previous product output from the sales mix during 2002 compared to 2001.  The Inland region ceased production at the end of 2001 with the sale of the Bonners Ferry mill in September 2001 and the closure of our Coeur d’Alene sawmill in preparation for the sale of our Inland tree farm in the first and second quarters of 2002.

External lumber sales volumes by region were as follows (in MBF):

Region	2003	2002	% Change	2002	2001	% Change
Oregon	148,848	173,769	(14.3)%	173,769	166,785	4.2%
Inland	—	—	—	—	114,058	n/a
Washington	129,435	136,934	(5.5)%	136,934	123,459	10.9%
Total	278,283	310,703	(10.4)%	310,703	404,302	(23.2)%

The decrease in shipments from both regions in 2003 compared to 2002 reflects decreased production at all of our sawmills, partly resulting from our temporary market related curtailment in the second quarter of 2003.

The increased volume from the Oregon region in 2002 compared to 2001 reflects improved operating efficiencies at our Gilchrist facility in 2002 compared to 2001, which more than offset the absence of the Prineville sawmill in the 2002 period. In addition, in the second quarter of 2002, we began utilizing the previously closed Prineville dry kilns and planer to finish the excess rough green lumber from the Gilchrist facility.  The Prineville facility was utilized through the first quarter of 2003 and then shut down again.

The increased volume from the Washington region reflects increased production at both our Washington region sawmills. During the first quarter of 2002, a dry kiln roof at our Marysville sawmill was replaced and a new heat exchanger was installed at our Port Angeles sawmill. These improvements contributed to the increased efficiency and production at these facilities.

Following is information regarding our chip sales:

	2003	2002	2001
Chip sales (in thousands of dollars)	$6,967	$8,268	$12,600
Chip sales as a percentage of revenue	2.1%	2.6%	3.2%
Chip prices (per bone-dry unit (“BDU”))	$64	$60	$72
Chip volume (in BDUs)	108,866	137,794	174,998

The increase in chip prices in 2003 compared to 2002 reflect slightly improved market conditions. The decrease in sales volume in the same period is due to our lower lumber production in 2003 compared to 2002.

The decrease in prices in 2002 compared to 2001 reflects the impact of the depressed pulp industry pricing as a result of high levels of supply, while the lower volume reflects the absence of the Inland region and Prineville sawmills from the sales mix. Excluding the effect of the Inland and Prineville sawmills, sales volume increased 21.2% in 2002 compared to 2001, reflecting increased volume from all of our existing operations.

Alliance Lumber Segment

Our Alliance Lumber Segment included five professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building materials.

The $39.0 million, or 21.9%, increase in revenue from our Alliance Lumber Segment in 2003 compared to 2002 reflects increased sales volumes in the Arizona and northern Nevada regions driven by strong demand in their respective regional housing markets, and higher lumber and paneling prices during the second half of 2003.  Unit volume, measured in total board feet, increased 14.1% during 2003 compared to 2002.

The $5.1 million, or 2.8%, decrease in revenue in 2002 compared to 2001 reflects decreased lumber and panel prices and lower sales volume. Unit volume, measured in total board feet, decreased 3.6% during 2002 compared to 2001.

The $3.9 million, or 41.3%, decrease in operating income from our Alliance Lumber Segment in 2003 compared to 2002 reflects an increase in operating expenses and a decrease in gross margins. During the third and fourth quarters of 2003, we had to cover short lumber and panel positions during a period of rapidly rising prices and bankruptcy related supply shortages. Fire restrictions, panel industry curtailments, the rebuilding effort in Iraq and adverse weather conditions drove panel prices to record all time highs during the third quarter of 2003. In addition, many vendors continue to require COD or advance payment terms, leading to higher inventory costs and long lead times for receipt of inventories. We also incurred increased wages, which resulted from overtime expense in order to service back orders during a period of sporadic supply and high demand.

The $0.3 million, or 3.4%, decrease in operating income in 2002 compared to 2001 reflects increased competition and lower lumber and paneling prices.  Lower selling, general and administrative costs and slightly decreased raw material costs helped to offset the impact of lower lumber and paneling prices.

On March 24, 2004, the Bankruptcy Court approved our motion to dispose of our Alliance Lumber Segment operations in Las Vegas, Nevada.  On April 1, 2004, we closed the disposition, resulting in an additional loss of $1.1 million.  Summarized financial information for these Las Vegas operations is as follows:

Year Ended December 31,	2003	2002	2001
Revenues	$52,285	$46,008	$48,999
Operating income (loss)	(308)	1,211	1,548
Total assets	11,124	12,691	11,005

Corporate and Other

Included in the Corporate and Other Segment are the following items:

•                  impairment charges of $0.8 million related to our Manufacturing Segment assets in 2003;

•                  debt restructuring and negotiation costs of $4.9 million in 2003;

•                  loss on sale of assets held for sale of $2.5 million, loss on sale of an aircraft of $1.3 million and gain on sale of equipment of $0.5 million in 2003;

•                  gain on the sale of the Inland tree farm of $9.9 million in 2002;

•                  gain on the sale of the Bonners Ferry sawmill assets, one aircraft and surplus rolling stock of $2.7 million in 2001; and

•                  impairment charge on the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning of $5.3 million in 2001.

Liquidity and Capital Resources

As discussed above, on June 29, 2003, we filed for Chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, we have listed certain pre-petition liabilities which existed prior to the June 29, 2003 bankruptcy filing as liabilities subject to compromise.  Disposition of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise (in thousands):

December 31, 2003
Acquisition facility principal	$112,372
Senior notes principal	400,658
Adequate Protection Payments(1)	(3,000)
Accrued interest	21,038
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Accounts payable	1,420
Other accrued expenses	3,428
Total	$547,203

(1)          The method for allocating the adequate protection payments will be determined by the Bankruptcy Court and, therefore, we are not able to apply these payments to specific debt components at this time.

In October 2003, we agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  On November 7, 2003, we made a lump sum adequate protection payment of $2.5 million covering the period of July through November 2003. Our December 2003, January 2004, February 2004 and March 2004 payments were made as scheduled.

On July 17, 2003 we received a final order from the Bankruptcy Court approving the implementation of a $40 million debtor-in-possession loan facility (“DIP Revolver”) with The CIT Group/Business Credit, Inc.  With the DIP Revolver in place, we should have adequate liquidity to pay our vendors for goods delivered and services provided to us on a post-petition basis after June 29, 2003.  On July 3, 2003, we borrowed $19.8 million on the DIP Revolver in order to pay in full the balance outstanding on our pre-existing revolving credit facility and all related accrued interest and fees.  The pre-existing revolving credit facility was then terminated.

The $40 million DIP Revolver limit is subject to a borrowing base and is reduced to $20 million should we dispose of our Alliance Lumber Segment. The DIP Revolver is collateralized by our accounts receivable, inventory and substantially all personal property.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at our option.  Any LIBOR loans are made for fixed one, two or three month terms. The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions. As of December 31, 2003, we were in compliance with the covenants, there was $23.4 million outstanding at an interest rate of 4.5% and approximately $16.6 million remained available on the DIP Revolver. Availability under the DIP Revolver is expected to decrease by $9.0 million to $11.0 million following the sale of our Las Vegas, Nevada operations on April 1, 2004 and will decrease further if we dispose of additional business operations.  We have not met all of the financial reporting covenants of the DIP Revolver during 2004, however, CIT has not declared an event of default.

Working capital increased to $59.4 million at December 31, 2003 compared to $31.5 million at December 31, 2002, primarily due to the Chapter 11 bankruptcy petition filing and the classification of liabilities as liabilities subject to compromise, which would otherwise be classified as current liabilities.

Accounts receivable increased to $44.0 million at December 31, 2003 compared to $39.8 million at December 31, 2002.  This increase is primarily due to higher revenues from continuing operations in the fourth quarter of 2003 compared to the fourth quarter of 2002, partially off-set by the disposition of our Trading and Distribution Segment earlier in 2003.

The $5.4 million decrease in inventories is primarily due to the sale of our Trading and Distribution Segment early in the second quarter of 2003.

Prepaid and other current assets increased to $12.3 million at December 31, 2003 compared to $4.0 million at December 31, 2002.  This increase is primarily due to our trade credit difficulties which have necessitated the pre-payment of inventory purchases from certain vendors.

The decrease in accounts payable of $6.3 million is primarily due to the requirement of certain of our vendors that we prepay for inventory purchases, accelerated credit terms imposed by other vendors and the disposal of the Trading and Distribution Segment.

Additions to timberlands of $5.3 million in 2003 primarily resulted from normal costs for road building and maintenance, pre-commercial thinning and reforestation activities.  In the fourth quarter of 2003, we recorded an impairment charge totaling $100.7 million against our timberland assets and reduced the carrying value of these assets to their estimated fair market values.

In the fourth quarter of 2003, we cancelled two previously recognized stumpage sale contracts and recorded additions to Timber, Timberlands and Roads of $1.5 million.  These non-cash transactions were a result of our ability to cancel contracts as part of the Chapter 11 reorganization process.  In the fourth quarter of 2003, we also recorded an addition to Timber, Timberlands and Roads of $1.0 million in recognition of a Quitclaim Deed in Lieu of Foreclosure on a note receivable in the amount of $1.9 million for timberlands that had previously been sold.

Additions to property, plant and equipment of $1.6 million in 2003 were primarily for new software and hardware for the sawmill control system at one of our conversion mills, leasehold improvements in our new headquarters location, a new saw system at one of our professional contractor service yards and other routine fixed asset additions and replacements.  In the fourth quarter of 2003, we recognized an impairment charge totaling $0.8 million related to our Manufacturing Segment property, plant and equipment assets and a $2.2 million impairment charge related to our Alliance Lumber Segment property, plant and equipment assets.  These impairment charges reduced the carrying value of these assets to their estimated fair market values.

On April 1, 2004, we sold the net assets of our Las Vegas, Nevada operations for cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings on the DIP Revolver.  This disposition will reduce our borrowing availability under the DIP Revolver by $9.0 million to $11.0 million.

Should the consensual Chapter 11 plan discussed above be approved by the Bankruptcy Court, we will sell, or otherwise divest ourselves of, virtually all of our assets and operations to satisfy creditor claims, and no amounts are expected to be available for our unitholders.

We indefinitely suspended our cash distributions beginning in the fourth quarter of 2000. Furthermore, we are prohibited from making cash distributions to unitholders during our Chapter 11 reorganization process. Since it is unlikely that our unitholders will receive anything as a result of our Chapter 11 bankruptcy proceedings, it is unlikely that we will make any future cash distributions on our units.

Contractual Commitments and Obligations

A summary of our contractual commitments and obligations, excluding trade accounts payable and open purchase orders, as of December 31, 2003 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond
DIP Revolver	$23,370	$23,370	$—	$—	$—
Timber Purchase Commitments	9,830	426	2,564	6,840	—
Operating Leases	25,770	3,692	8,426	6,281	7,371
Capital Leases	225	131	94	—	—
	$59,195	$27,619	$11,084	$13,121	$7,371

The table above does not include liabilities subject to compromise, the settlement of which is under the jurisdiction of the Bankruptcy Court. See Note 4 of Notes to Consolidated Financials Statements.  In connection with the sale and sublease of our Bonners Ferry sawmill assets, we guaranteed the termination value of a sublease.  The current termination value is approximately $2.0 million and the guarantee will remain in place throughout the term of the lease, which extends to November 30, 2010.

Off-Balance Sheet Arrangements

See Contractual Commitment Obligations above for information regarding payments on our lease and other contractual obligations. See also Notes 9 and 11 of Notes to Consolidated Financial Statements for more detailed information regarding our lease and other debt obligations. Other than as discussed in Notes 9 and 11 or reflected above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effects of Inflation

We have experienced increased costs due to the effects of inflation on the cost of labor, materials, supplies, energy, plant and equipment. Certain of these increases directly affect income through increased operating costs.  Improved operating efficiencies have partially offset these cost increases.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Following is a list of what we have determined to be our critical accounting policies and estimates.  Please read Note 1 of Notes to Consolidated Financial Statements, Summary of Operations and Significant Accounting Policies, for additional information.

Our critical accounting policies and estimates relate to the following:

•                  Accounts and notes receivable allowances

•                  Accounting for timber and timberlands

•                  Impairment of assets

•                  Accounting for purchased goodwill

•                  Revenue recognition on property and stumpage sales

Accounts and Notes Receivable Allowances

Our accounts receivable have been concentrated among several customers.  We attempt to minimize our credit risk on both our accounts and notes receivable by utilizing various procedures to monitor the credit worthiness of our customers.  In addition, we may mitigate our credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests.  The amount of our allowances for uncollectible accounts and notes receivable are estimated based on historical experience and current knowledge of past due accounts and particular customer circumstances.  In the case of a bankruptcy filing by a customer, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific allowance for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  At December 31, 2003 and 2002, our allowance for accounts receivable was $0.9 million and $1.7 million, respectively, and is recorded as an offset to accounts receivable on the balance sheet.

Accounting for Timber and Timberlands

Timber and timberlands, including logging roads, are stated at cost less depletion for timber previously harvested and accumulated amortization related to roads. See also discussion of Accounting for Impairment of Assets below.  Amortization of our logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber. We estimate our timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no impact on our cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest.

Accounting for Impairment of Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Long-lived assets to be held and used should be tested for recoverability using undiscounted cash flows when events or circumstances indicate the carrying value may be impaired. An impairment exists if the stated value of the long-lived asset is not recoverable and exceeds its fair value. Our property, plant and equipment and timber, timberlands and roads are all considered to be long-lived assets within the meaning included in SFAS No. 144.  Based on developments in our Chapter 11 bankruptcy reorganization process which occurred in the fourth quarter of 2003, we no longer believe there is a high probability that we will retain our long-lived assets, which primarily consist of timber, timberlands, roads, property, plant and equipment, in our business over an extended period of time. Accordingly, under SFAS No. 144, we determined that we should test our long-lived assets for impairment. Previously, in accordance with SFAS No. 144, we evaluated our long-lived assets under the expectation that we would hold and use them over an extended period of time.  In the fourth quarter of 2003, we assigned a higher probability to the near-term disposition of our long-lived assets and performed a new measurement of the estimated fair market value of such assets. This higher probability of near-term disposition resulted from a combination of the Bankruptcy Court ruling on November 10, 2003, which ended our exclusivity period for proposing a re-organization plan, and discussions held with representatives of the secured creditors on November 18, 2003 and subsequent dates regarding a consensual plan of re-organization indicating that the Partnership’s long-lived assets will either be sold or transferred to the secured creditors in satisfaction of their claims.  This fourth quarter 2003 testing indicated that the book value of certain of our long-lived assets exceeded the cash flows expected to result from the short-term use and disposition of the assets. Accordingly, we adjusted the carrying value of these assets to their estimated fair value and recognized impairment charges in the fourth quarter of 2003 totaling $0.8 million related to our Manufacturing Segment assets, $2.2 million related to our Alliance Lumber Segment assets and $100.7 million related to our Timberlands Segment assets. We may recognize additional impairment charges in future periods as additional triggering events under SFAS No. 144 may occur, resulting in potential further losses, or actual results may differ from estimates.

Accounting for Purchased Goodwill

We account for purchased goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill be assessed for impairment whenever events or circumstances indicate that an impairment may have occurred, and in any event not less than annually.  Such events or circumstances include:

•                  a significant adverse change in legal factors or in the business climate;

•                  an adverse action or assessment by a regulator;

•                  unanticipated competition;

•                  a loss of key personnel;

•                  a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; or

•                  the testing for recoverability of a significant asset group within a reporting unit.

SFAS No. 142 requires that an impairment be recognized if the carrying value exceeds the estimated fair market value for purchased goodwill.

During March 2003, deterioration of our trade credit availability began to adversely affect operating margins in our Trading and Distribution Segment.  Accordingly, pursuant to the provisions of SFAS No. 142, we evaluated the goodwill balance for the business components within this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, we determined that our goodwill related to these business units was impaired and recorded a non-cash impairment charge of $5.5 million in the first quarter of 2003. This $5.5 million charge is included in discontinued operations for 2003.

During the fourth quarter of 2003, based on recent developments in connection with our bankruptcy reorganization process, we evaluated the estimated fair value, in the current market environment, of our purchased goodwill related to the business components within our Alliance Lumber Segment and recorded an impairment charge of $28.8 million.

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

New Accounting Pronouncements

Please read Note 1 of Notes to Consolidated Financial Statements “Summary of Operations and Significant Accounting Policies – New Accounting Pronouncements” for a discussion of new accounting pronouncements and their effects on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our $40 million debtor-in-possession financing agreement (“DIP Revolver”) has a variable rate of interest.  At December 31, 2003, we had $23.4 million outstanding under the DIP Revolver at an interest rate of 4.5%.  A hypothetical 10 percent increase in interest rates to 4.95% would not have a material effect on our cash flows or results of operations.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  Our senior notes, included in liabilities subject to compromise at December 31, 2003, are not publicly traded and similar instruments are not available for comparison.  We are therefore unable to estimate the fair value of the senior notes.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and footnotes filed as part of this report follow the signature page of this report and begin on page F-1. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2003 is as follows:

In thousands, except per unit data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003(1)
Revenue	$79,201	$73,410	$89,253	$93,477
Operating income (loss)(2)	1,075	(7,520)	(4,024)	820
Income (loss) from discontinued operations(3)	(5,344)	(482)	(33)	(25)
Net loss(4)	(16,515)	(20,903)	(6,652)	(133,205)
Net loss per unit before discontinued operations per limited partner unit(5)	(0.36)	(0.66)	(0.07)	(0.03)
Net loss per unit from discontinued operations per limited partner unit(5)	(0.17)	(0.02)	—	—
Net loss per limited partner unit(5)	(0.53)	(0.68)	(0.07)	(0.03)

2002(1)
Revenue	$75,458	$83,600	$86,261	$78,097
Operating income (loss)(6)	7,689	4,004	(4,107)	1,092
Income (loss) from discontinued operations	383	402	366	110
Net loss	(6,932)	(23,179)	(16,744)	(12,216)
Net loss per unit before discontinued operations per limited partner unit	(0.24)	(0.76)	(0.55)	(0.41)
Net loss per unit from discontinued operations per limited partner unit	0.02	0.01	0.01	—
Net loss per unit	(0.22)	(0.75)	(0.54)	(0.41)

(1)          All four quarters of 2002 and the first quarter of 2003 have been restated to reflect the sale of our Trading and Distribution Segment in the second quarter of 2003 and its treatment as discontinued operations for all periods presented.

(2)          Operating loss in the first, second and third quarters of 2003 includes a loss on timber purchase commitments of $0.1 million, $0.3 million and $5.7 million, respectively.  Operating loss in the second quarter of 2003 includes $4.9 million of debt restructuring negotiation costs.  Operating loss in the fourth quarter of 2003 includes an impairment charge relating to certain fixed assets of $0.8 million and loss on assets held for sale of $2.5 million.

(3)          Loss from discontinued operations in the first quarter of 2003 includes an impairment charge relating to goodwill totaling $5.5 million.

(4)          Net loss in the fourth quarter of 2003 includes impairment charges relating to certain fixed assets and timberlands totaling $102.9 million and an impairment charge relating to goodwill totaling $28.8 million.  Net loss in the third and fourth quarters of 2003 includes $2.0 million and $1.9 million, respectively, of additional reorganization costs.

(5)          In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and, in accordance with the partnership agreement, subsequent losses have been allocated 100% to the General Partners.

(6)          Operating income in the first and second quarters of 2002 includes gains on the disposal of assets totaling $6.0 million and $1.4 million, respectively. Operating income in the third quarter of 2002 includes loss on timber purchase commitments of $3.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial   Disclosure

None.

Item 9A. Controls and Procedures

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

Directors

Robert Jaunich II, 64, has been the Chairman of the Board of Control of the Managing General Partner since its formation. Mr. Jaunich has been Chairman of the Board of Directors of the Special General Partner since 1991. Mr. Jaunich is a member of the Managing General Partners’ Executive Committee.  Mr. Jaunich joined Fremont Group in 1991 as Managing Director and is a member of its Board of Directors and Executive Committee.  He is also a general partner and Managing Director of Fremont Partners.  From 1986 until he joined Fremont, Mr. Jaunich was a member of the chief executive office and Executive Vice President of Swiss-based Jacobs Suchard AG, one of the world’s top four chocolate, sugar confectionery and coffee companies.  Mr. Jaunich currently serves as Chairman of the Board of Directors of Juno Lighting, Inc. (NASDAQ) and also serves on the board of directors of CNF Inc. (NYSE) and on the boards of various other private companies.

Peter W. Stott, 59, has been a Director of the Board of Control since its formation and a member of the Executive Committee. He has been President and Chief Executive Officer of the Managing General Partner since its inception in 1994.  Mr. Stott served as Chief Executive Officer and in various other capacities for predecessors of the Partnership from 1988 until 1994.  Mr. Stott is also Chairman and founder of Market Transport, Ltd., a trucking and logistics transportation service company, which employs over 500 people. Mr. Stott has been involved in the ownership and operations of timberlands since 1983. Mr. Stott is a member of the Board of Directors of Liberty Northwest Insurance Corporation and CNF Inc. (NYSE), and also serves on several non-profit boards.

James A. Bondoux, 64, has been a Director of the Board of Control since its formation and of the Special General Partner from 1991 to June 27, 2003. Mr. Bondoux is a member of the Managing General Partner’s Executive Committee and Compensation Committee. Until his retirement in the spring of 1998, Mr. Bondoux had been a Managing Principal of Fremont Group since December 1984, concentrating on private ventures and special situation equity investments.

Charles E. Carlbom, 69, was elected Director of the Board of Control in December 1997 and is a member of the Audit Committee.  Mr. Carlbom is the retired President and Chief Executive Officer of United Grocers, Inc. and has more than 20 years of forest industry experience with Willamette Industries and Western Kraft Corporation.  Mr. Carlbom is a director of Bishop Street Funds, Inc. and of Oregon Transfer Company.

John W. Larson, 66, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee.  He was Chief Operating Officer of Chronicle Publishing from 1990 to 1993.  Since 1993, Mr. Larson has been a private investor. He was a General Partner in J.H. Whitney and Company from 1984 to 1989 and served as a Director of McKinsey and Company from 1965 to 1984.

Christopher G. Mumford, 58, was elected Director of the Board of Control in January 1995 and is a member of the Audit Committee. He was formerly a General Partner of Scarff, Sears & Associates in San Francisco and a Managing Director of Questor Partners Fund, L.P. In addition to his duties with these private investment partnerships, Mr. Mumford was Executive Vice President and Chief Financial Officer of Arcata Corporation from 1982 to 1994. Mr. Mumford served on the board of Impco Technologies, Inc., a public company, from 1998 to 2000 and has also served as a director of several privately owned companies.

William L. Smith, 62, was elected Director of the Board of Control in January 1995 and is a member of the Compensation Committee.  Mr. Smith is President of William Smith Properties, Inc., which he founded in 1983. Mr. Smith has 30 years of experience managing and developing large ranch, timberland, recreational and small community properties, including his service as President of Brooks Resources Corporation, a publicly owned real estate development company formed as a spin-off from Brooks Scanlon, Inc., a publicly owned timber and sawmill company, from 1973 to 1983.

Audit Committee

Our Board of Control has a standing audit committee established in accordance with SEC rules and regulations.  The members of the audit committee are Messrs. Carlbom, Larson and Mumford, all non-employee, independent directors as defined by the SEC.  Mr. Mumford chairs the audit committee.

Audit Committee Financial Expert

The Board of Control has determined that Mr. Mumford meets the SEC’s definition of a “Financial Expert” and that Mr. Mumford is independent as defined by the SEC.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and our principal financial and accounting officer. You can access our Code of Ethics on our website at www.crownpacificpartners.com.

Executive Officers

For a description of Peter W. Stott’s background, the President and Chief Executive Officer of the Managing General Partner, see “Directors” above.

Mark V. Allred, C.P.A, 46, joined the Partnership on February 1, 2003 as Vice President of Finance and Corporate Controller.  Prior to joining the Partnership, Mr. Allred was Corporate Controller and Corporate Treasurer for FEI Company, a leading supplier of charged particle beam systems and equipment, since December 1997. Prior to this, Mr. Allred was Controller at Epitope, Inc., a biotechnology and medical products company since November 1996.   From 1982 to 1996, Mr. Allred worked for Deloitte & Touche, LLP, most recently as Senior Audit Manager.

Steven E. Dietrich, 49, was promoted to Senior Vice President, Chief Financial Officer and Treasurer in August 2002.  Mr. Dietrich joined Crown Pacific in December 1999 as Vice President of Finance.  He has nearly 25 years of experience in the forest products and investment industries.  Before joining the Partnership, Mr. Dietrich was Director of Investments for UBS Brinson Timber Group, a global timber investment advisor, since 1998.  From 1991 to 1998, Mr. Dietrich was Vice President, Senior Research Analyst for D.A. Davidson & Co.  Prior to 1991, Mr. Dietrich served in senior staff positions at Bohemia and WTD Industries, and as a service forester for the NJ Bureau of Forest Management.

John S. Ernst, 44, was promoted to Vice President of Manufacturing and Resources on November 1, 2003 and was previously Vice President of Manufacturing since June 1, 2001.  Mr. Ernst joined Crown Pacific in 1991 following the acquisition of Gilchrist Timber Company in Gilchrist, Oregon.  From 1998 to June 1, 2001, Mr. Ernst served as Division Manager for the Oregon manufacturing facilities.  From 1995 until 1997, Mr. Ernst was Corporate Operations Manager for the manufacturing facilities in Oregon, Idaho, Montana and Washington.  Prior to 1995, Mr. Ernst served as Division Manager for Oregon and Plant Manager and Maintenance Supervisor for the Gilchrist manufacturing facility.

P.A. (“Tony”) Leineweber, 59, Vice President of Administration of the Managing General Partner, has been with Crown Pacific and the Partnership’s predecessors since 1990.  Mr. Leineweber oversees the administrative, personnel, risk management and community relations functions and has over 25 years experience in managing these corporate functions.  Mr. Leineweber also serves as a director on the board of TOC Management Services, a wood products based human resource services firm.  Prior to joining the Partnership, Mr. Leineweber held various senior management and executive positions with Market Transport, Ltd. from 1976 to 1990.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Managing General Partner’s directors and executive officers, and persons who own more than ten percent of the Partnership’s common units, to file reports of ownership and changes in ownership with the Commission and the NYSE.  Based on our review of the copies of such reports received by us and on written representations received by us, we believe that no director, officer or holder of more than ten percent of the common units failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during 2003 except that John S. Ernst, an officer of the Partnership, failed to timely file one Form 4, Statement of Changes in Beneficial Ownership, regarding the sale of Partnership units.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning compensation awarded to, earned by or paid to any person serving as the Chief Executive Officer, the four other most highly compensated executive officers during the last fiscal year and three additional people who would have been included, except for the fact that their employment with the Partnership terminated prior to December 31, 2003 (together, the “named executive officers”) for services rendered to the Partnership in all capacities during each of the last three fiscal years.  The table also indicates the capacity in which each named executive served at the end of 2003.

				Long-Term Compensation
		Annual Compensation		Awards	Payouts	All
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	LTIP Payouts ($) (A)	Other Compensation ($)
Peter W. Stott (B)	2003	$562,500	$—	—	$24,860	$1,625
President and Chief	2002	656,250	93,750	—	113,197	6,270
Executive Officer	2001	750,000	281,250	60,000	210,647	5,367

Roger L. Krage (C)	2003	350,000	—	—	18,080	—
Former Senior Vice	2002	350,000	43,750	—	79,568	—
President, Secretary and General Counsel	2001	350,000	131,250	40,000	147,875	—

Steven E. Dietrich	2003	250,000	—	—	—	—
Senior Vice President,	2002	225,000	62,500	—	—	—
Chief Financial Officer and Treasurer	2001	200,000	37,500	25,000	—	—

John Ernst (D)	2003	216,333	—	—	9,040	64
Vice President,	2002	206,000	10,000	—	47,812	67
Manufacturing and Resources	2001	175,729	30,000	20,000	101,394	39

P.A. Tony Leineweber	2003	206,000	—	—	9,040	—
Vice President,	2002	206,000	12,500	—	47,812	—
Administration	2001	206,000	37,500	25,000	91,254	—

L. James Weeks (E)	2003	181,525	50,000	—	9,040	—
Former Vice President,	2002	240,625	12,500	—	47,812	—
Wholesale Operations	2001	275,000	37,500	20,000	56,446	—

True H. Carr (F)	2003	213,945	—	—	—	3,833
Former Vice President,	2002	199,992	—	—	—	4,314
Alliance Lumber

Gary N. Cremer (G)	2003	208,354	—	—	—	1,449
Former Vice President,	2002	199,992	10,000	—	—	1,196
Resources	2001	183,660	30,000	—	—	535

(A)       Amounts represent cash payments related to distribution equivalent rights granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan.

(B)         All other compensation for Mr. Stott in 2001, 2002 and 2003 represents club dues reimbursed by the Partnership.

(C)         Mr. Krage’s employment with the Partnership terminated on January 31, 2004.

(D)        All other compensation for Mr. Ernst represents taxable personal use of company automobile.

(E)          Mr. Weeks’ employment with the Partnership terminated on October 31, 2003.

(F)          Mr. Carr became an executive officer of the Partnership in 2002.  His employment with the Partnership terminated on October 31, 2003.  All other compensation represents personal use of company automobile.

(G)         Mr. Cremer’s employment with the Partnership terminated December 31, 2003.  All other compensation represents personal use of company automobile.

Unit Option Grants

No options were granted under the Partnership’s unit option plans in 2003.

Option Exercises and Holdings

The following table provides information concerning unexercised options held as of December 31, 2003, with respect to the named executive officers.  No options were exercised by the named executive officers during 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable			Value of Unexercised In-The-Money Options At FY-End ($) (A) Exercisable/ Unexercisable
Peter W. Stott	415,535	/	64,000	—	/	—
Roger L. Krage	344,835	/	44,000	—	/	—
Steven E. Dietrich	7,500	/	17,500	—	/	—
John S. Ernst	95,000	/	18,000	—	/	—
P.A. Tony Leineweber	113,500	/	27,500	—	/	—
L. James Weeks (B)	72,000	/	24,000	—	/	—
True H. Carr	—	/	—	—	/	—
Gary N. Cremer	—	/	—	—	/	—

(A)      None of the named executive officers had options that were ‘in-the-money’ at December 31, 2003.  The market value of the Partnership’s common units at December 31, 2003 was $0.055.

(B)        Pursuant to the terms of his option agreements, Mr. Weeks’ options expired on January 28, 2004.

Long-Term Incentive Plan Awards

There were no distribution equivalent rights (“DERs”) granted pursuant to the Partnership’s 1997 Distribution Equivalent Rights Plan during 2003.

Compensation of Directors

Outside Directors of the Board of Control of the Managing General Partner receive annual retainers of $20,000 plus $1,000 for each Board of Control meeting and committee meeting attended.  Mr. Mumford receives an additional $1,500 per quarter for his services as Chairman of the Audit Committee of the Board of Control.  Messrs. Jaunich, Stott and Bondoux were not directly compensated by the Managing General Partner or the Partnership for their services as directors of the Managing General Partner.

Employee Contracts and Termination of Employment and Change-in-Control Arrangements

The Managing General Partner entered into annual employment agreements with each officer. The agreements have a term of one year, however, the term automatically extends for an additional calendar year, unless either party gives written notice to the contrary to the other party at least 90 days prior to the date the agreement would otherwise be so extended. The agreements include confidentiality provisions and an involuntary termination provision pursuant to which the officer would receive severance pay equal to up to twelve months’ base salary. In the event of a change-in-control and loss of employment, each officer’s unit option and distribution equivalent rights vest and the officer can receive up to three years’ severance pay.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2003 were James A. Bondoux and William L. Smith.  Neither of the compensation committee members have ever been an officer or employee of the Partnership.  None of our executive officers served as a director or on a compensation committee of another company for which one of our Directors is an executive officer.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.

BENEFICIAL OWNERSHIP

The following table sets forth, as of March 1, 2004, certain information furnished to us with respect to ownership of our common units of (i) each Director, (ii) the named executive officers, (iii) all persons known by us to be beneficial owners of more than 5 percent of our common units, and (iv) all current executive officers and Directors as a group.  Ownership percentages are based on 30,527,030 common units outstanding as of March 1, 2004 together with applicable options for such unitholders.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to units.  Common units subject to options currently exercisable or exercisable within 60 days after March 1, 2004 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The beneficial owner has sole voting and investment powers with respect to such units unless otherwise noted.  Following the Partnership’s de-listing by the NYSE in March 2003, our access to ownership information concerning external holders of our units is significantly limited:

	Common Units
Shareholder	Number Of Units	Percent of Units Outstanding
Robert Jaunich II (1)	5,353,427	17.5%

Peter W. Stott (2)	4,542,736	14.7%

Fremont Investors, Inc. (3) (4)	3,859,269	12.6%

Crown Pacific Administrative L.P. (5)	2,711,320	8.9%

Roger L. Krage (6)	449,562	1.5%

P.A. Tony Leineweber (7)	132,000	*

John S. Ernst (8)	108,700	*

Christopher G. Mumford	42,476	*

Steven E. Dietrich (9)	15,000	*

William L. Smith	2,400	*

John W. Larson	1,585	*

Charles E. Carlbom	1,250	*

James A. Bondoux	1,000	*

L. James Weeks	—	*
True H. Carr	—	*
Gary N. Cremer	—	*
All current executive officers and directors as a group (10 persons) (10)	7,489,254	24.0%

* Less than 1% of the class.

(1)           Includes (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., (ii) 296,443 common units owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director (iii) 851,506 common units owned by Fremont Sequoia Holdings LP, of which Mr. Jaunich serves as a director and (iv) 1,466,758 common units beneficially owned by Sequoia Ventures Holdings, L.P., of which Mr. Jaunich is a director.  Mr. Jaunich disclaims beneficial ownership of all such units other than 27,400 common units owned directly by him.  Current address is 199 Fremont Street, Suite 2300, San Francisco, California 94105.

(2)           Includes:  (i) 2,711,320 common units beneficially owned by Crown Pacific Administrative L.P., of which Mr. Stott is a director and stockholder but disclaims beneficial ownership with respect to such units; (ii) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; (iii) 479,535 common units subject to options exercisable within 60 days of March 1, 2004; and (iv) 400 shares held by Mr. Stott’s spouse.  Current address is 805 S.W. Broadway Street, Suite 1500, Portland, Oregon 97205.

(3)           Current address is 199 Fremont Street, Suite 2300, San Francisco, California 94105.  Mr. Stephen D. Bechtel, Jr., through the ownership of stock and his position as trustee of various trusts (in which he disclaims any beneficial interest), is entitled to vote more than 50% of the stock in Fremont.  As a result of the foregoing, Mr. Bechtel may be deemed to control Fremont.  Mr. Bechtel is the largest single stockholder in Sequoia Ventures Inc. (“Sequoia”).  Accordingly, Mr. Bechtel may be deemed to control Sequoia.  Fremont also controls Crown Pacific Administrative L.P.

(4)           Common units beneficially owned include (i) 2,711,320 common units owned by Crown Pacific Administrative L.P.; (ii) 851,506 common units owned by Fremont Sequoia Holdings LP, a subsidiary of Fremont Investors, Inc.; and (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc.

(5)           The current address for Crown Pacific Administrative, L.P. is 805 S.W. Broadway Street, Suite 1500, Portland, Oregon 97205.

(6)           Includes 372,835 units subject to options exercisable within 60 days of March 1, 2004.  These options expired on April 30, 2004.

(7)           Includes 131,000 units subject to options exercisable within 60 days of March 1, 2004.

(8)           Includes 105,000 units subject to options exercisable within 60 days of March 1, 2004.

(9)           Includes 15,000 units subject to options exercisable within 60 days of March 1, 2004.

(10)     Includes: (i) 1,111,242 common units owned directly by the current executive officers and directors as a group; (ii) 2,711,320 common units beneficially owned by Crown Pacific Administrative, of which Mr. Stott and Mr. Krage are directors and shareholders; (iii) 296,443 common units beneficially owned by Fremont Euro-Summit Limited, a subsidiary of Fremont Investors, Inc., of which Mr. Jaunich is a director; (iv) 851,506 common units owned by Fremont Sequoia Holdings, of which Mr. Jaunich serves as a director; (v) 1,466,758 common units beneficially owned by Sequoia Ventures Inc., of which Mr. Jaunich is a director; (vi) 321,050 common units owned by Columbia Investments II, LLC, a wholly-owned company of Mr. Stott’s; (vii) 400 shares held by Mr. Stott’s spouse; and (viii) 730,535 common units subject to options exercisable within 60 days of March 1, 2004.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes equity securities authorized for issuance as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by unitholders	—	—	—

Equity compensation plans not approved by unitholders(1)	1,305,470	$18.69	— (2)
Total	1,305,470	$18.69	—

(1)          Our Partnership Agreement gives sole discretion to the Managing General Partner to adopt any employee compensation plan on behalf of the Partnership without a vote of the limited partners.

(2)          Our unit option plans do not have preset limits on the number of options that can be granted.  Pursuant to our 1994 and 2000 option plans, total options granted in any one year cannot exceed 1% of the total outstanding units.  For a description of the material terms of each of the Partnership’s equity compensation plans, see Notes 13 and 14 of Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions

As provided by the Partnership Agreement, we reimburse the Managing General Partner for the direct costs incurred to manage the Partnership.  These cost reimbursements totaled $3.0 million in 2003.

The above related party transaction was conducted at arm’s length and was approved by disinterested members of the Board of Control of the Managing General Partner of the Partnership.

We own timber cutting rights on 78,453 acres of land in central Oregon that is owned by a general partner.  The cutting rights expire at the earlier of the end of 2009, or the cumulative harvest of 204.0 million board feet of timber from this land.  As of December 31, 2003, we estimate that we had approximately 46.0 million board feet of timber remaining to be harvested on these timber cutting rights.

Item 14.  Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP Related to Fiscal 2003 and 2002 were as follows:

	2003	% approved by Audit Committee	2002	% approved by Audit Committee
Audit Fees (A)	$387,100	100%	$389,000	100%
Audit Related Fees	—	—	32,500	100%
Tax Fees (B)	308,560	100%	324,500	100%
All Other Fees (C)	54,225	100%	43,600	100%
	$749,885		$789,600

(A)                 The 2003 amount represents billings for the 2003 audit through February 29, 2004.  For 2003, due to the Chapter 11 proceedings, the Partnership is billed monthly for fees related to the 2003 audit and quarterly reviews based on hours incurred.  In 2002, the amount billed was based on a fixed fee arrangement.

(B)                   Principally represents various forms of tax compliance assistance that are typically provided by a partnership’s tax accountants.

(C)                  Represents consultations concerning accounting and financial reporting matters not included in the basic audit services, audit of the Partnership’s benefit plan and bankruptcy administration and reporting fees.

Pre-Approval Policies

All audit and non-audit services performed by PricewaterhouseCoopers LLP, and all audit services performed by other independent auditors, must be pre-approved by the Audit Committee or the Audit Committee chair.  These services include, but are not limited to, the annual financial statement audit, quarterly review services, assistance with SEC filings, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with other accounting and financial reporting matters not included in the basic audit services.  PricewaterhouseCoopers LLP may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including, but not limited to, any bookkeeping or related services, information systems consulting, internal audit outsourcing, legal services, and performing any management or human resources functions.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP, are included on the pages indicated below:

The following schedule and report thereon is filed herewith:

Report of Independent Auditors on Financial Statement Schedule
Schedule II	Valuation and Qualifying Accounts

Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.  Exhibits that are not incorporated by reference to a prior filing are designated by an asterisk.

Exhibit No.	Description
3.1	Form of Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Partners, L.P. (filed as Exhibit A to Part I of Registrant’s Registration Statement on Form S-1 No. 83-85066).

3.2	Form of Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.2 to the Registrant’s Statement on Form S-1 No. 83-85066).

3.3	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed with the Registrant’s Form 10-Q for the quarter ended March 31, 1997).

Exhibit No.	Description
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

10.15

Second Amendment, dated November 7, 2001, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001).

10.16	Third Amendment, dated April 19, 2002, to Amended and Restated Facility B Credit Agreement dated December 1, 1999 (filed as exhibit 10.3 to the Registrant’s Form 8-K dated April 19, 2002).

Exhibit No.	Description
10.17	Assumption Agreement dated February 18, 2000 between Crown Pacific Limited Partnership and Bank Hapoalim B.M. (filed as exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2000).

10.18

Intercreditor Agreement, dated as of April 19, 2002 between and among Crown Pacific Limited Partnership, Crown Pacific Partners, L.P., Bank of America, N.A., as agent for the Facility A Banks and each of the Senior Note Holders and each of the Facility A Banks and Senior Note Holders. (filed as exhibit 10.6 to the Registrant’s Form 8-K dated April 19, 2002).

10.19	Amended and Restated Employment Agreement for Peter W. Stott dated September 20, 1999 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.20	Amended and Restated Employment Agreement for Roger L. Krage dated September 20, 1999 (filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.21	Amended and Restated Employment Agreement for P.A. Leineweber dated Sept. 20, 1999 (filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.22

Amended and Restated Employment Agreement for Steven E. Dietrich dated December 31, 1999, including First Supplement to Amended and Restated Employment Agreement dated July 1, 2002 (filed as Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Form of Purchase Rights Agreement (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 No. 83-85066).

10.24	1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 1997).

10.25	Amendment No. 1 to Crown Pacific Management Limited Partnership 1997 Distribution Equivalent Rights Plan (filed as Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999).

10.26	Crown Pacific Management Limited Partnership 2000 Unit Option Plan (filed as Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 1999).

10.27

Post-Petition Financing Agreement between the CIT Group/Business Credit, Inc. (Lender) and Crown Pacific Limited Partnership, a Debtor and a Debtor-in-Possession (Borrower) dated June 29, 2003 (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003).

18	Letter regarding change in accounting principle (filed as Exhibit 18 to the Registrant’s Form 10-K for the year ended December 31, 2001).

21	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 No. 33-85066).

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

April 22, 2004	CROWN PACIFIC PARTNERS, L.P.

(Registrant)

	By:	Crown Pacific Management
Limited Partnership,
as Managing General Partner

	By:	/s/ Peter W. Stott
Peter W. Stott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and, in the capacities indicated on April 22, 2004, on behalf of, as applicable, Crown Pacific Management, L.P., the Registrant’s Managing General Partner.

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

Report of Independent Auditors

To the Board of Control of

Crown Pacific Management

Limited Partnership and

the Partners of

Crown Pacific Partners, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital (deficit) and of cash flows present fairly, in all material respects, the financial position of Crown Pacific Partners, L.P. and its subsidiaries (the “Partnership” or “Crown Pacific”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Notes 1 and 2 of Notes to Consolidated Financial Statements, the Partnership filed for Chapter 11 bankruptcy protection and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Notes 1 and 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon
April 22, 2004

Crown Pacific Partners, L.P.

(Debtor-in-Posession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

	For the Year Ended December 31,
	2003	2002	2001

Revenues	$335,341	$323,416	$398,146

Operating costs:
Cost of products sold	305,972	293,858	357,190
Loss on timber purchase commitments	6,064	3,757	—
(Gain) loss on sale of assets held for sale, net	2,500	(9,919)	—
Impairment of assets	775	—	5,289
(Gain) loss on disposition of assets, net	802	1,163	(2,864)
Selling, general and administrative expenses	24,017	25,879	29,620
Debt restructuring negotiation costs	4,860	—	—

Operating income (loss)	(9,649)	8,678	8,911

Interest expense (excluding contractual interest expense of $25,304 in 2003)	24,535	51,824	61,541
Debt restructuring and redemption premium	—	15,366	—
Amortization of debt issuance costs	1,999	2,612	2,741
Other (income) expense, net	(334)	(792)	22

Loss from operations before reorganization items	(35,849)	(60,332)	(55,393)

Reorganization items:
Impairment of assets	(102,878)	—	—
Impairment of goodwill	(28,770)	—	—
Professional fees	(3,320)	—	—
Impairment of debt issuance costs	(218)	—	—
Other	(356)	—	—
	(135,542)	—	—

Loss before discontinued operations	(171,391)	(60,332)	(55,393)

Income (loss) from discontinued operations	(5,884)	1,261	1,597

Net loss	$(177,275)	$(59,071)	$(53,796)

Basic and diluted net loss per limited partner unit before discontinued operations	$(1.12)	$(1.96)	$(1.79)

Basic and diluted net loss per limited partner unit from discontinued operations	(0.19)	0.04	0.05

Basic and diluted net loss per limited partner unit	$(1.31)	$(1.92)	$(1.74)

Weighted average limited partner units outstanding	30,527,030	30,527,030	30,521,621

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2003	2002
Assets

Current assets:
Cash and cash equivalents	$11,028	$12,993
Accounts receivable, net of allowance of $862 and $1,655	43,993	39,833
Notes receivable	558	2,540
Inventories	27,943	33,385
Deposits on timber cutting contracts	516	1,135
Prepaid and other current assets	12,305	4,053

Total current assets	96,343	93,939
Property, plant and equipment, net of accumulated depreciation of $42,474 and $42,609	41,476	53,484
Timber, timberlands and roads, net	302,737	413,987
Goodwill	—	34,272
Other assets	5,930	17,283

Total assets	$446,486	$612,965

Liabilities and Partners’ Capital (Deficit)

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$23,370	$26,000
Accounts payable	4,291	10,766
Accrued expenses	9,194	7,886
Accrued interest	—	7,798
Current portion of long-term debt	123	10,009
Total current liabilities	36,978	62,459
Long-term debt	86	503,181
Other non-current liabilities	270	9,170
	37,334	574,810

Liabilities subject to compromise	547,203	—

Total liabilities	584,537	574,810

Partners’ capital (deficit):
General partners	(138,051)	(906)
Limited partners (30,527,030 units outstanding at December 31, 2003 and 2002)	—	39,061
Total partners’ capital (deficit)	(138,051)	38,155

Total liabilities and partners’ capital (deficit).	$446,486	$612,965

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Posession)

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(177,275)	$(59,071)	$(53,796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depletion, depreciation and amortization	22,511	30,574	41,739
Redemption premium and write-off of deferred charges	—	11,200	—
Deferred interest	2,402	3,125	—
Loss on purchase commitments	6,064	3,757	—
Impairment of assets	775	—	5,289
Impairment of goodwill	5,502
(Gain) loss on disposal of assets	3,298	(8,866)	(13,151)
Non-cash reorganization items:
Impairment of assets	102,878	—	—
Impairment of goodwill	28,770	—	—
Impairment of debt issuance costs	218	—	—
Net change in current assets and liabilities:
Accounts and notes receivable	3,846	31,402	28,770
Inventories	977	231	23,198
Deposits on timber cutting contracts	619	306	1,370
Prepaid and other current assets	(8,555)	(554)	(2,040)
Accounts payable and accrued expenses	12,304	(26,262)	(27,601)
Net cash (used in) provided by operating activities	4,334	(14,158)	3,778

Cash flows from investing activities:
Additions to timberlands	(5,308)	(6,101)	(9,281)
Additions to timber cutting rights	(766)	(476)	(201)
Additions to property, plant and equipment	(1,584)	(3,269)	(9,009)
Proceeds from sale of assets	7,180	192,903	26,882
Principal payments received on notes	67	4,990	2,891
Other investing activities	—	(16)	13
Net cash provided by (used in) investing activities	(411)	188,031	11,295

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	(2,630)	7,000	(13,000)
Proceeds from issuance of long-term debt	—	156	29
Repayments of long-term debt	(3,080)	(172,436)	(3,691)
Capital contributions	—	—	45
Other financing activities	(178)	(4,819)	(3,774)
Net cash used in financing activities	(5,888)	(170,099)	(20,391)

Net increase (decrease) in cash and cash equivalents	(1,965)	3,774	(5,318)
Cash and cash equivalents at beginning of period	12,993	9,219	14,537

Cash and cash equivalents at end of period	$11,028	$12,993	$9,219

Supplemental Cash Flow Information:
Cash paid for reorganization items	$2,286	$—	$—
Cash paid for interest	$8,894	$51,137	$62,202
Notes received in exchange for timber and land sales	$—	$—	$1,500
Timberlands received in exchange for receivables	$2,525	$—	$—
Value of units issued to satisfy a contingent purchase price commitment related to the acquisition of Desert Lumber	$—	$—	$1,000

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Posession)

Consolidated Statements of Changes in Partners’ Capital (Deficit)

(In thousands)

	General Partnership Interest	Limited Partnership Interest

Balances, December 31, 2000	$178	$149,799
Issuance of partnership units	—	1,000
Contribution of capital	45	—
Net loss for the year	(538)	(53,258)

Balances, December 31, 2001	(315)	97,541
Net loss for the year	(591)	(58,480)

Balances, December 31, 2002	(906)	39,061
Return of capital	—	1,069
Net loss for the year	(137,145)	(40,130)

Balances, December 31, 2003	$(138,051)	$—

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Summary of Operations

Crown Pacific Partners, L.P. (the “Partnership” or “Crown Pacific”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing and distribution assets located in the northwest United States. The Partnership’s business consists primarily of growing and harvesting timber for sale as logs in domestic and export markets and the manufacturing, selling and distribution of lumber and other wood products.

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

Going Concern

During the second quarter of 2003, the Partnership was unable to meet the financial covenants and scheduled interest payments pursuant to its bank loan and senior note agreements. In addition, the Partnership was unable to successfully negotiate a recapitalization with its bank lenders and senior note holders.  Accordingly, on June 29, 2003, the Partnership and all but one of its subsidiaries, Klamath Northern Railway, Co., each filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  The Partnership and its subsidiaries currently manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Partnership has experienced net losses in each of the last thirteen fiscal quarters. The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, the Partnership is not able to determine the ultimate disposition of its assets and liabilities.

As part of the Partnership’s bankruptcy proceedings, the Bankruptcy Court approved a debtor-in-possession financing agreement (“DIP Revolver”) in the amount of $40 million that the Partnership has arranged with The CIT Group/Business Credit, Inc. During the reorganization process, vendors who deliver goods and provide services to the Partnership receive priority payment protection under the bankruptcy law for such obligations.  Obligations that arose prior to June 29, 2003 are included on the accompanying consolidated balance sheet as liabilities subject to compromise.  See also Notes 2, 3 and 4.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Separate condensed combined financial statements for the entities under Chapter 11 protection are not presented because they are not significantly different from the consolidated financial statements.

Reclassifications

Certain prior year reclassifications have been made to conform to the current year presentation.

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

Accounts and Notes Receivable

The amount of the Partnership’s allowances for uncollectible accounts and notes receivable are estimated based on historical experience and current knowledge of past due accounts and particular customer circumstances.  If circumstances related to specific customers change, the Partnership’s estimates of the recoverability of receivables could materially change. Receivables expected to be collected beyond one year are discounted using an appropriate interest rate. As of December 31, 2003 and 2002, discounts associated with receivables were $0.4 million and $0.5 million, respectively.

Inventories

All inventories, consisting primarily of logs, lumber and building materials, are stated at the lower of average cost or market.

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

In 2003 and 2002, the Partnership recognized a loss on purchase commitments with the U.S. Forest Service and private timber deeds of $6.1 million and $3.8 million, respectively, which represents the estimated probable loss to be recognized on these contracts through their completion dates (2006 as of  December 31, 2003), or the estimated harvest dates, for these contracts.  The Partnership entered into these contracts several years ago to ensure adequate raw material supply for its Gilchrist and Prineville sawmills.  Both market demand and pricing for the lumber output from these commitments have declined significantly since the commitments were originally made.

Property, Plant and Equipment

Buildings, machinery and equipment, including additions and improvements that add to productive capacity or extend the useful life, are recorded at cost, including capitalized interest during construction, of $56,000, $120,000 and $250,000 for the years ended December 31, 2003, 2002, and 2001, respectively.  Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in earnings.

Depreciation is calculated for financial reporting purposes using the straight-line method that is based on estimated useful lives of 10 to 25 years for buildings and improvements and 3 to 10 years for machinery and equipment.

Timber and Timberlands

Timber and timberlands, including purchased timber deeds and logging roads, are stated at cost less depletion for timber and timber deeds previously harvested and accumulated amortization related to roads.  Costs of building and maintaining roads, re-forestation, fertilization and pre-commercial thinning are capitalized as incurred. Amortization of the Partnership’s logging roads and depletion of timber harvested are determined based on the volume of timber harvested in relation to the amount of estimated recoverable timber.  The Partnership estimates its timber inventory using statistical information and data obtained from physical measurements, site maps, photo-types and other information-gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively (see Note 10).  Changes in these estimates have no impact on the Partnership’s cash flow. Timber purchased through cutting contracts is recorded separately as cutting rights and depleted throughout the harvest period. Cutting rights are included in timber, timberlands and roads on the accompanying consolidated balance sheets.

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

The Partnership bases its estimates of realizable value on the condition of the related assets, their intended and probable use or disposition, market values for comparable assets and, in the case of timberlands, the estimated amount and type of timber.  If the Partnership is not able to sell these assets for their estimated realizable values, it may incur additional non-cash charges related to losses upon the sale of the assets.

Based on developments in the Partnership’s Chapter 11 bankruptcy reorganization process (see Note 2), which occurred in the fourth quarter of 2003, management no longer believes there is a high probability that the Partnership will retain its long-lived assets, which primarily consist of timber, timberlands, roads, property, plant and equipment, in the business over an extended period of time.  Accordingly, under SFAS No. 144, the Partnership determined that it should test its long-lived assets for impairment. Previously, in accordance with SFAS No. 144, the Partnership evaluated its long-lived assets under the expectation that they would be held and used over an extended period of time.  In the fourth quarter of 2003, a higher probability was assigned to the near-term disposition of the Partnership’s long-lived assets and a new measurement of the estimated cash flows and fair value of such assets was performed. This higher probability of near-term disposition resulted from a combination of the Bankruptcy Court ruling on November 10, 2003, which ended the Partnership’s exclusivity period for proposing a re-organization plan, and discussions held with representatives of the secured creditors on November 18, 2003 and subsequent dates regarding a consensual plan of re-organization.  These discussions have indicated that the Partnership’s long-lived assets will either be sold or transferred to the secured creditors in satisfaction of their claims.  This fourth quarter 2003 testing, as required by SFAS No. 144, determined that the book value of certain of the Partnership’s long-lived assets exceeded the cash flows expected to result from the short-term use and disposition of the assets. The estimated fair market values were determined by a combination of discounted cash flow projections, independent appraisals, purchase offers received by the Partnership for certain of the long-lived assets, and management estimates concerning current market conditions and values for similar assets.  Accordingly, the Partnership adjusted the carrying value of these assets to their estimated fair values and recognized impairment charges in the fourth quarter of 2003 totaling $0.8 million related to its Manufacturing Segment assets, $2.2 million related to its Alliance Lumber Segment assets and $100.7 million related to its Timberlands Segment assets.  See also Note 19 below.

During the fourth quarter of 2001, the Partnership decided to indefinitely shut down its Prineville sawmill.  The shut down of the mill required an evaluation of asset impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  Estimates of fair value less costs to sell were determined by a third-party appraisal and other estimating techniques. A $3.9 million non-cash asset impairment charge was recorded as a result of this impairment evaluation, and is included in impairment of assets in the accompanying consolidated statement of operations for 2001. During the second quarter of 2002, the Partnership resumed using a portion of the Prineville mill, and in the second quarter of 2003, operations were again curtailed at the facility, which led to an impairment evaluation and the $0.8 million asset impairment charge in the fourth quarter of 2003 as discussed above.

Also in the fourth quarter of 2001, the Partnership abandoned a conservation project, resulting in a $1.4 million impairment charge.

Goodwill

The Partnership accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment whenever events or circumstances indicate that an impairment may have occurred, and in any event not less than annually.  The Partnership performs the required annual impairment test on December 31 of every calendar year.  Such events or circumstances include:

•                  a significant adverse change in legal factors or in the business climate;

•                  an adverse action or assessment by a regulator;

•                  unanticipated competition;

•                  a loss of key personnel;

•                  a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; or

•                  the testing for recoverability of a significant asset group within a reporting unit.

The first step of the impairment test is to identify a potential impairment. The second step of the impairment test is to measure the amount of the impairment loss, if any.

During March 2003, deterioration of the Partnership’s trade credit availability began to adversely affect operating margins in the Trading and Distribution Segment.  Pursuant to the provisions of SFAS No. 142, the Partnership evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing preliminary purchase offers for the business units in the current market environment.  Based on the results of this evaluation, the Partnership determined that its goodwill was impaired and recorded a non-cash impairment charge of $5.5 million in the first quarter of 2003.  This $5.5 million charge is included in discontinued operations for 2003.  See also Note 7.

During the fourth quarter of 2003, based on recent developments in connection with the Partnership’s bankruptcy reorganization process as discussed above, the Partnership evaluated the estimated fair value, in the current market environment, of its purchased goodwill related to the Alliance Lumber Segment and recorded an impairment charge of $28.8 million.  The estimated fair value was based on written offers and preliminary negotiations for the potential dispositions of these businesses.  The Partnership does not have any goodwill remaining on its balance sheet as of December 31, 2003 as a result of these impairment charges.

The following table discloses what reported net loss would have been (prior to the adoption of SFAS No. 142) exclusive of amortization expense recognized in that period related to goodwill that is no longer being amortized (in thousands, except per unit amounts).

Year Ended December 31,	2001
Net loss as reported	$(53,796)
Add back amortization of goodwill	910
Adjusted net loss	$(52,886)

Basic and diluted net loss per unit as reported	$(1.74)
Adjustment for add back of amortization expense	0.02
Adjusted basic and diluted net loss per unit	$(1.72)

Debt Issuance Costs

Debt issuance costs include all costs and fees incurred that are directly related to obtaining or amending credit facilities.  These costs are amortized using the straight-line method over the term of the related credit agreement or amendment. Unamortized debt issuance costs were $3.4 million and $5.1 million at December 31, 2003 and 2002, respectively, and are included in other assets in the accompanying consolidated balance sheets. During 2003, the Partnership wrote-off $0.2 million of debt issuance costs related to its previous revolving credit facility (see Note 3).

Income Taxes

The Partnership is not generally subject to income tax as its income or loss is included in the tax returns of the individual unitholders. In the past, the Partnership has not paid significant income taxes and has not included a provision for income taxes in its financial statements. The Partnership owns, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations may be subject to significant income taxes in the future under certain circumstances, including dispositions of certain assets by the Partnership. Any such income tax incurred by these taxable entities would generally not be allocated to unitholders.

Unit-Based Compensation

During 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock Based Compensation,” which defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income (loss) and net income (loss) per unit, as if the fair value based method of accounting defined in this statement had been applied. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements.  The Partnership adopted SFAS No. 148 in December 2002.  The Partnership has elected to continue to account for its unit-based compensation plans (which are described in Note 13) under APB No. 25.

The Partnership has computed, for pro forma disclosure purposes, the impact on net loss and net loss per unit as if the Partnership had accounted for its unit-based compensation plans in accordance with SFAS No. 123 as follows:

Year Ended December 31,	2003	2002	2001
(In thousands, except per unit amounts)
Net loss:
As reported	$(177,275)	$(59,071)	$(53,796)
Fair value of unit-based employee compensation	(32)	(88)	(125)
Pro forma	$(177,307)	$(59,159)	$(53,921)
Basic and diluted net loss per limited partner unit:
As reported	$(1.31)	$(1.92)	$(1.74)
Pro forma	$(1.31)	$(1.92)	$(1.75)

The assumptions used in the Black-Scholes option pricing model for calculating the fair value of unit option grants were:

2001
Risk-free interest rate	5.20%
Expected years until exercise	8 years
Expected unit volatility	36%
Distribution yield	0%

Utilizing these assumptions, the fair value per unit granted was $1.25 for the year ended December 31, 2001.  There were no unit options granted during 2002 or 2003.

There was no stock-based employee compensation included in net loss for any of the periods presented since all options were granted with exercise prices equal to the fair market value of the Partnership’s units on the date of grant.

Per Unit Information

Net loss per unit was calculated using the weighted average number of limited partner units outstanding divided into net loss, after adjusting for the General Partner allocation.  There is no difference between basic and diluted net loss per unit.

Sales to Exporters

The Partnership sells logs to domestic customers engaged in exporting activities.  Total sales to those customers were $1.7 million, $4.0 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including those related to timber volumes and related depletion and amortization of costs, impairment of long-lived assets, including goodwill, and assumptions that affect the amounts reported in the consolidated financial statements and related notes to consolidated financial statements.  The Partnership bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time.  Actual results could differ from these estimates under different assumptions or conditions and changes in such estimates may affect amounts reported in future periods.

Financial Instruments

All of the Partnership’s significant financial instruments are recognized in its consolidated balance sheet.  Except for the items included in liabilities subject to compromise, carrying values approximate fair value.  As indicated in Note 11, the fair value of the Partnership’s senior notes and acquisition line of credit, as well as other financial instruments included in liabilities subject to compromise, cannot be readily determined at December 31, 2003, given the debt is not publicly traded and the Partnership’s Chapter 11 status.

Derivative Financial Instruments

The Partnership accounts for derivative instruments according to SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts.  The Partnership did not have any derivative financial instruments during 2003, 2002 or 2001.

Concentration of Credit Risk

The Partnership is subject to credit risk through short-term cash investments, trade receivables and notes receivable. The Partnership restricts investment of short-term cash investments to high credit quality financial institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Partnership’s accounts receivable have been, and may continue to be, concentrated among several customers. The Partnership attempts to minimize its credit risk on both its accounts and notes receivable by utilizing various procedures to monitor the credit worthiness of its customers.  In addition, the Partnership may mitigate its credit risk related to accounts and notes receivable by obtaining asset lien rights or other secured interests.  At December 31, 2003, 17% and 15% and at December 31, 2002, 23% and 18% of the Partnership’s accounts receivable were derived from two customers, respectively.

Environmental Costs

The Partnership expenses environmental liabilities related to its operations and for which no current or future benefit is discernible as they are incurred.  Expenditures that extend the life of the timberlands and related properties are capitalized and amortized over their estimated useful lives.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 in 2003 did not have any effect on the Partnership’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Partnership has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002.  The adoption of FIN 45 did not have an effect on the Partnership’s financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (VIE’s) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership has determined that the adoption of FIN 46 did not, and will not, affect its financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for the Partnership for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of SFAS No. 150 did not have a material effect on the Partnership’s financial position, results of operations or cash flows.

2. Chapter 11 Bankruptcy Reorganization

During 2003, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  On June 29, 2003, the Partnership and all but one of its subsidiaries each filed voluntary petitions for relief under Chapter 11.

•                  The Bankruptcy Court approved the DIP Revolver (see Note 3).

•                  An unsecured creditors committee was formed.

•                  Certain of the acquisition facility creditors filed a motion for lift of the automatic stay and to proceed with the foreclosure process on collateral.  No hearing has been held to date on this issue.

•                  In October 2003, the Partnership agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The Partnership made adequate protection payments totaling $3.0 million covering the period of July through December 2003 and is continuing such payments indefinitely in 2004.  The adequate protection payments are included as an offset to liabilities subject to compromise on the accompanying consolidated balance sheet at December 31, 2003.

•                  On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from the Partnership, which was opposed by the creditors, to extend the period of exclusivity in which only the Partnership may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied the Partnership’s motion, thereby ending the period within which the Partnership had the exclusive right to propose a reorganization plan.

•                  Negotiations on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by the Partnership’s timberlands and certain real property and equipment associated with its Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured.  The Chapter 11 filing likely constitutes a default or event of default under a number of the company’s debt, lease and other contractual relationships.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments on debt are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, the Partnership discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim.  An additional $25.3 million of interest expense would have been recognized in 2003 if not for the Chapter 11 bankruptcy petition.  See also Note 4.

The Partnership is negotiating with the major creditor constituents in its Chapter 11 proceedings, and has begun to pursue a process by which the Partnership’s assets and operations will be sold or otherwise divested in order to satisfy creditor claims. Management anticipates that the Partnership will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will further this divestiture process. It appears highly unlikely that the claims of the holders of the term bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of the Partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of all of the Partnership’s operations and associated assets.

In conjunction with unsuccessful negotiations to restructure the Partnership’s debt and activities conducted prior to the Partnership’s bankruptcy, the Partnership expensed $4.9 million in professional fees.  In addition, on June 30, 2003, the Partnership wrote-off $218,000 of deferred debt issuance costs related to its revolving credit facility, which was terminated as a result of the Chapter 11 filing.  This write-off has been classified separately on the consolidated statement of operations in accordance with SOP 90-7.  The Partnership continues to incur professional and other fees related to its reorganization activities, which totaled approximately $3.7 million in 2003 subsequent to the filing of its Chapter 11 bankruptcy petition.

3.  Debtor-in-Possession Credit Facility

On July 1, 2003, the Bankruptcy Court entered an interim financing order and on July 17, 2003 the Bankruptcy Court entered a final financing order approving a $40 million DIP Revolver (see also Notes 1 and 2).    On July 3, 2003, the Partnership borrowed $19.8 million on the DIP Revolver in order to pay in full the balance outstanding on its pre-existing revolving credit facility and all related accrued interest and fees.  The pre-existing revolving credit facility was then terminated.

The $40 million limit is subject to a borrowing base and is reduced to $20 million should the Partnership dispose of its Alliance Lumber Segment.  The DIP Revolver is collateralized by accounts receivable, inventory and substantially all personal property.  The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of December 31, 2003, the Partnership was in compliance with the covenants, there was $23.4 million outstanding at an interest rate of 4.5% and approximately $16.6 million remained available on the DIP Revolver.  See also Note 19.  The Partnership has not met all of the financial reporting covenants of the DIP Revolver during 2004, however, CIT has not declared an event of default.

4.  Liabilities Subject to Compromise

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

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheet (in thousands):

December 31, 2003
Acquisition facility principal	$112,372
Senior notes principal	400,658
Adequate protection payments (Note 2)	(3,000)
Accrued interest	21,038
Deferred enhanced interest	4,927
Make whole fees and interest	6,360
Accounts payable	1,420
Other accrued expenses	3,428
Total	$547,203

See Note 2 also.

5.  Inventories

Inventories consisted of the following (in thousands):

December 31,	2003	2002
Lumber	$3,554	$5,079
Logs	1,887	2,355
Supplies	3,326	3,455
Manufacturing inventory	8,767	10,889
Wholesale products	19,176	22,496
Total	$27,943	$33,385

In the first quarter of 2002, the Partnership changed its method of accounting for manufacturing log and lumber inventories from the lower of LIFO cost or market to the lower of average cost or market.  Given the volatility of both prices and quantities and a fundamental change in the composition of inventories, management believes that accounting for inventories at average cost better matches revenues and expenses, and therefore is a preferable method. Supplies and inventories maintained at non-manufacturing locations continue to be valued at the lower of average cost or market.  In accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” upon adoption of the new inventory accounting method, the Partnership retroactively restated prior periods by accounting for inventories at average cost.

The following is a reconciliation of the impact of the restatement on previously reported amounts.

(In thousands, except per unit amounts)	Year Ended December 31, 2001
Net loss as previously reported	$(53,438)
Adjustment for change in accounting principle	(358)
Net loss as adjusted	$(53,796)

Basic and diluted loss per share as previously reported	$(1.73)
Adjustment for change in accounting principle	(0.01)
Basic and diluted loss per share as adjusted	$(1.74)

Manufacturing inventories at December 31, 2002 reflect a $1.0 million write down to net realizable value.  No such reserve was recorded at December 31, 2003.

6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2003	2002
Land and land improvements	$5,710	$6,525
Buildings	6,383	7,330
Machinery and equipment	71,773	81,577
Construction in progress	84	661
	83,950	96,093
Less: accumulated depreciation	(42,474)	(42,609)
Property, plant and equipment, net	$41,476	$53,484

See Note 1 for a discussion of an impairment charge recorded in the fourth quarter of 2003 and Note 8 for a discussion of asset dispositions.

7.  Discontinued Operations - Disposition of Trading and Distribution Segment

In April and May 2003, in two separate transactions, the Partnership sold the inventory and fixed assets related to its Trading and Distribution Segment and discontinued the segment’s operations.  The purchasers of these assets related to these assumed the operating leases, accounts payable and accrued expenses related to these businesses.  The Partnership received a total of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the pre-existing revolving credit facility. These assets were sold at approximately their tangible book value, resulting in a $4,000 gain in the second quarter of 2003. The Partnership retained its accounts receivable related to these operations, which totaled $5.8 million as of the disposition dates.  The majority of these accounts receivable were collected and an insignificant portion was written off during 2003. The results of operations of the Trading and Distribution Segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all periods presented in accordance with SFAS No. 144.  Revenues from this segment were $34.1 million, $160.8 million and $195.1 million for 2003, 2002 and 2001, respectively.  A goodwill impairment of $5.5 million related to this segment was recorded during 2003 as discussed in Note 1.

8.  Sales of Assets

In the first quarter of 2003, the Partnership recognized a gain on sale of equipment of $0.5 million and in the second quarter of 2003, the Partnership recognized a $1.3 million loss on the sale of an aircraft.  These amounts are included in loss on disposition of assets, net in the accompanying consolidated statement of operations for 2003.

In the fourth quarter of 2003, the Partnership recognized a loss of $2.5 million related to the sale of its Inland tree farms in 2002.  This 2003 loss resulted from an adjustment relating to the liability associated with deferred road maintenance costs, which was asserted by the United States Forest Service in late 2003. This loss is included in (gain) loss on assets held for sale, net in the accompanying consolidated statement of operations for 2003.

On March 29, 2002, the Partnership closed the sale of its Inland South tree farm for proceeds of approximately $132.2 million, which were used to pay down outstanding debt and related redemption premium. The Partnership recognized a gain on this sale of approximately $6.0 million, which is included in (gain) loss on sale of assets held for sale in the accompanying consolidated statement of operations for 2002.

The Partnership closed the sale of its Inland North tree farm on April 30, 2002. The proceeds, net of certain fees, expenses and escrow hold-backs, of approximately $46.4 million, were also used to pay down outstanding debt and related redemption premium.  The Partnership recognized a gain of approximately $1.4 million on this sale, which is included in (gain) loss on sale of assets held for sale in the accompanying consolidated statement of operations for 2002.

The Partnership received $17.9 million released from escrow on October 24, 2002 as a result of a timber verification cruise of its Inland North and South tree farms, which resulted in an additional gain on the Inland North and South tree farm sales of $2.5 million, which is included in (gain) loss on sale of assets held for sale in the accompanying consolidated statement of operations for 2002.  These proceeds were used to pay down outstanding debt and related redemption premium.  The related long-term log supply commitment to the Bonners Ferry mill was transferred with the sale of the timberlands.

During the fourth quarter of 2002, the Partnership sold its Coeur d’Alene mill site assets for net proceeds of $4.2 million and recognized a gain of approximately $10,000, net of the previously deferred loss of $2.9 million discussed below, which is included in (gain) loss on sale of assets held for sale in the accompanying consolidated statement of operations for 2002.

During the third quarter of 2001, the Partnership completed a strategic alliance with Louisiana-Pacific Corporation (LP). The strategic alliance involved the sublease of the Bonners Ferry mill and the sale of related assets (including certain working capital accounts). The strategic alliance resulted in $8.0 million in cash proceeds from the sale of working capital and non-leased equipment and $9.7 million from the collection of receivables related to previous stumpage sales, and the provision of a long-term log supply commitment from the Partnership’s 252,000 acre Idaho tree farm to supply LP’s mills in the northern Idaho region. The transaction resulted in a net gain to the Partnership of $1.7 million, of which, $0.9 million relating to inventories is included in cost of goods sold and $0.8 million relating to equipment is included in (gain) loss on disposition of assets in the accompanying consolidated statement of operations for 2001.

During the third quarter of 2001, the Partnership decided to permanently shut down and dispose of its Coeur d’Alene sawmill.  The equipment was disposed of during the fourth quarter of 2001, resulting in a $2.9 million loss, which was deferred in accordance with SFAS No. 121.  The land and remaining mill site assets were sold in 2002 as discussed above, and the deferred loss was recognized at that time in gain (loss) on sale of assets held for sale in the accompanying consolidated statement of operations for 2002.

During the third quarter of 2001, the Partnership disposed of an aircraft, resulting in a $1.6 million gain, which is included in (gain) loss on disposition of assets in the accompanying consolidated statement of operations for 2001.

The unaudited financial results for the year ended December 31, 2001 for the Bonners Ferry, Coeur d’Alene and Prineville sawmills included in the financial statements at the date of their disposition or indefinite shut-down were as follows (in thousands, except per unit):

Year Ended December 31,	2001
Revenue	$56,765
Net loss	$(2,257)
Net loss per unit	$(0.07)

See also Note 19 below.

9.  Leases

In 1998, the Partnership entered into leases for two newly constructed sawmills under operating lease arrangements that terminate in 2010.  One of the leases, the Bonners Ferry sawmill, was subleased to Louisiana-Pacific in September 2001 under the same terms as the original lease (see Note 8).  The Partnership is required to pay real estate taxes and other occupancy costs under the remaining lease. The lease has an early buyout provision which may be exercised by the Partnership in 2009 for an amount equal to approximately 39% ($8.4 million) of the facility costs as defined in the lease agreement. The semi-annual lease payments are of varying amounts, however, the Partnership expenses the payments evenly over the term of the lease. The lease contains certain covenants that the Partnership was not in compliance with at December 31, 2003, due to the re-organization process under Chapter 11 bankruptcy proceedings. The Partnership has continued to make all required payments under the lease as scheduled.  See Note 2 also.

The Partnership leases its corporate office space in Portland, Oregon pursuant to a 49 month operating lease that expires December 2006. This lease is renewable for one additional five year term at the market rental rate.  The Partnership leases certain of its lumber yards in Arizona and Nevada pursuant to operating leases that expire from September 2004 to March 2010.  The Partnership also leases rolling stock under operating lease arrangements that run from 36 to 84 months.

Lease expense, including month-to-month rentals, during 2003, 2002, and 2001 was $5.3 million, $5.8 million and $6.7 million, respectively.

The Partnership also leases certain vehicles and equipment under capital lease arrangements, with lease terms extending to 2005.

At December 31, 2003, the future minimum lease payments, excluding the sublet Bonners Ferry mill, were as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2004	$131	$3,692
2005	94	4,801
2006	—	3,625
2007	—	3,190
2008	—	3,091
Thereafter	—	7,371
	225	$25,770
Less – amounts representing interest	16
Present value of future minimum lease payments	$209

While in Chapter 11, the Partnership generally has the ability to unilaterally cancel contracts, subject to court approval and various remedies available to the other party.

10.  Timber, Timberlands and Roads

Timber, timberlands and roads consisted of the following (in thousands):

December 31,	2003	2002
Timber, timberlands and logging roads, net	$301,000	$406,891
Timber cutting rights	1,737	7,096
	$302,737	$413,987

The Partnership’s annual update of its timber inventory system (see Note 1) results in a change in estimated depletion rates. The revised estimate made at the beginning of 2003 decreased depletion expense for both fee timber harvested and timber sold for the year ended December 31, 2003 by $0.2 million, or $0.01 per unit, decreased depletion expense in 2002 by $0.3 million, or $0.01 per unit and increased depletion expense in 2001 by $0.8 million, or $0.03 per unit.

See Note 1 for a discussion of an impairment charge on timberlands recognized in 2003, and losses on timber purchases commitments recognized in 2002 and 2003.  See Note 8 for a discussion of timberland asset sales in 2002.

11.  Long-Term Debt

Substantially all of the Partnership’s long-term debt at December 31, 2003 is included in liabilities subject to compromise on the consolidated balance sheet as described in Note 4.  As discussed in Note 2 above, the Partnership agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  These senior creditors assert that their debt is collateralized by the Partnership’s timberlands and certain sawmill assets.  These payments reduce the aggregate allowed collateralized claims of these creditors.  As of December 31, 2003, the Partnership was in default on several covenants related to this debt due to its Chapter 11 bankruptcy filing.

The Partnership had a balance of deferred fees and expenses related to debt issuance of approximately $3.4 million at December 31, 2003 that are being amortized on a straight-line basis through December 31, 2005.

Long-term debt consisted of the following (in thousands):

December 31,	2003	2002
9.78% Senior Notes	$—	$226,710
9.60% Senior Notes	—	20,610
8.17% Senior Notes	—	75,020
7.80% Senior Notes	—	78,318
Acquisition Line of Credit	—	112,372
Capital Leases	209	160
	209	513,190
Less: current portion	(123)	(10,009)
	$86	$503,181

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

2001 Amendments of Bank Credit Facilities

On April 20, 2001 and again on November 7, 2001, the Partnership’s acquisition and working capital bank facilities were amended to modify certain covenants.  The Partnership incurred an amendment fee of $1.1 million for the April 2001 amendments, which was recognized ratably over the second and third quarters of 2001 as amortization of debt issuance costs in the accompanying consolidated statement of operations.  Fees for the November 2001 amendment, including advisor fees and expenses, were $2.6 million.

Fair Value of Long-Term Debt

The Partnership’s senior notes and acquisition line of credit included in liabilities subject to compromise, in accordance with SOP 90-7, are not publicly traded and similar instruments are not available for comparison.  The Partnership is therefore unable to estimate the fair value of its long-term debt.

12.  Partners’ Capital, Income (Loss) and Distributions

The Partnership had 30,527,030 common units outstanding on both December 31, 2003 and 2002.

Partnership Income and Losses

The Partnership Agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the Partnership Agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent losses have been allocated 100% to the General Partners.  Accordingly, the General Partner interest was allocated an additional $135.4 million of losses during 2003.

Cash Distributions

In accordance with the Partnership Agreement, the Managing General Partner is required to make quarterly cash distributions from available cash. The Managing General Partner did not declare any distributions in 2003, 2002 or 2001.  The Partnership’s Chapter 11 bankruptcy filing precludes it from making dividend distributions at this time. The Partnership Agreement also sets forth certain cash distribution hurdle rates for the General Partners to meet in order to increase its share of the available cash flow. To the extent that the annual distribution exceeds $2.26 per unit, the General Partners receive 15% of the excess cash flow rather than the base amount of 2%. The General Partners can receive a maximum of 50% of the available excess cash flow if the annual distribution exceeds $3.62 per unit.

13.  Unit Option Plans

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

A summary of option transactions, excluding front end options discussed below, during each of the three years in the period ended December 31, 2003 is shown below:

	Units	Option Price
Balance, December 31, 2000	1,126,700	$17.88 - $23.75
Granted	320,000	$7.30
Canceled	(185,700)	$7.30 - $23.75
Balance, December 31, 2001	1,261,000	$7.30 - $23.75
Canceled	(26,000)	$7.30 - $21.50
Balance, December 31, 2002	1,235,000	$7.30 - $23.75
Canceled	(292,200)	$7.30 - $23.75
Balance, December 31, 2003	942,800	$7.30 - $23.75

Effective December 22, 1994, the 1994 Option Plan provided for the granting of front-end options to two officers of the Managing General Partner. Under the terms of the front end option grants, each officer received an option to purchase 181,335 units, with an exercise price of $21.50 per unit and exercisable for the period beginning on December 31, 1999 through December 31, 2004. The front-end options vested effective December 31, 1999.  No front-end options have been exercised to date.

The following table summarizes information about unit options outstanding, including front-end options of 362,670, at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life - Years	Weighted Average Exercise Price	Number of Options Exercisable at 12/31/03	Weighted Average Exercise Price
$7.30	232,500	4.0 years	$7.30	69,750	$7.30
$17.88 - $23.75	1,072,970	2.7 years	$21.15	1,006,970	$21.37
$7.30 - $23.75	1,305,470	2.9 years	$18.69	1,076,720	$20.46

At December 31, 2002 and 2001, 1,129,670 and 877,370 options were exercisable at weighted average exercise prices of $20.75 and $21.52, respectively.

14.  Distribution Equivalent Rights Plan

In January 1997, the Board of Control of the Managing General Partner approved an incentive compensation plan (the “Plan”) to attract and retain certain key employees, who also have unit options outstanding under the Option Plans, by awarding them Distribution Equivalent Rights (“DERs”). A participant under the Plan may be granted DERs with respect to one or more of their options granted on or after January 1, 1997.  Each year that the targeted distribution is paid to unitholders, an amount equal to the cash distribution made by the Partnership per unit will be allocated to each participant’s account for each DER granted.  Such amounts are subordinated to the payment of quarterly distributions on all units. To the extent the option related to the DER is vested under the Option Plans, the DER amount corresponding to the vested portion of such option is paid to the participant.  No DERs have been awarded since January 2000 and, as of December 31, 2003, 273,500 DERs are outstanding, 245,500 of which are related to unit options that are currently vested.  The DERs automatically expire six years from date of grant or upon termination of employment.  The targeted distribution was not met in 2003, 2002 or 2001 and, therefore, no amounts were credited to participant’s accounts or charged to expense in those years.

15. Profit Sharing and Employee Savings Benefit Plan

The Partnership has a Profit Sharing and Employee Savings Benefit Plan covering substantially all full-time, nonunion employees who have completed at least one year of service.  Contributions are determined annually at the discretion of the Managing General Partner.  Profit sharing expense was $0.3 million, $0.6 million and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

16. Segment Information

Prior to January 1, 2003, the Partnership reported the activities of the Trading and Distribution Segment and the Alliance Lumber Segment on a combined basis as a single Wholesale Marketing Segment.  These businesses were separated into two reporting segments at the beginning of 2003 to reflect that the Partnership began managing these segments as separate businesses.  As discussed in Note 7 above, the Partnership discontinued its Trading and Distribution Segment during the second quarter of 2003, and the results from this segment are shown as discontinued operations for all years presented.  2002 and 2001 have been conformed in the following tables to the current year presentation for segments. The Partnership classifies its business into three fundamental areas for purposes of providing segment information: 1) Timberlands, consisting of the operation of tree farms and the harvest and sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into dimension lumber and the sale of such lumber as well as residual chips and other by-products;

and 3) Alliance Lumber, consisting of the distribution and supply of building materials through the Partnership’s professional contractor service yards.  The Trading and Distribution Segment consisted of the wholesale trading, marketing and distribution of lumber and panel products. Corporate and Other includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and other items not specifically allocated to the operating segments. The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

Included in the Timberlands Segment results are the following items:

•                  Gain on sale of timberlands of $10.4 million recognized in 2001;

•                  results from the Partnership’s Inland Tree Farm for all of 2001 and through April 2002.

Included in the Manufacturing Segment results are the following items:

•                  Lower of cost or market write-downs of inventory of $1.0 million and $0.3 million in 2002 and 2001, respectively;

•                  loss on purchase commitments on outstanding timber cutting contracts of $6.1 million and $3.8 million in 2003 and 2002, respectively; and

•                  write-off of obsolete or retired long-lived assets of $1.2 million in 2002;

•                  results from the Partnership’s Inland sawmills for a portion of 2001.

Included in the Corporate and Other Segment are the following items:

•                  impairment charges of $0.8 million related to the Partnership’s Manufacturing Segment assets in 2003;

•                  debt restructuring and negotiation costs of $4.9 million in 2003;

•                  loss on sale of assets held for sale of $2.5 million, loss on sale of an aircraft of $1.3 million and gain on sale of equipment of $0.5 million in 2003;

•                  gain on the sale of the Inland tree farm of $9.9 million in 2002;

•                  gain on the sale of the Bonners Ferry sawmill, one aircraft and surplus rolling stock of $2.7 million in 2001; and

•                  impairment charge on the Prineville sawmill assets and the write-off of previously capitalized expenses associated with habitat conservation planning of $5.3 million in 2001.

The Partnership evaluates performance based on the operating results of each segment. The Partnership generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.  The following summarizes the Partnership’s segment information, as restated (in thousands):

Year Ended December 31,	2003	2002	2001
Revenues
Timberlands:
External	$22,976	$35,192	$73,749
Intersegment	31,358	39,617	82,751
	54,334	74,809	156,500
Manufacturing:
External	86,401	100,168	138,946
Intersegment	3,599	4,243	13,760
	90,000	104,411	152,706
Alliance Lumber:
External	217,081	178,084	183,173
Intersegment	—	—	—
	217,081	178,084	183,173
Corporate and Other:
External	8,883	9,972	2,278
Intersegment	76	426	478
	8,959	10,398	2,756
Total:
Total Revenue	370,374	367,702	495,135
Less Intersegment	(35,033)	(44,286)	(96,989)
Net Revenue	$335,341	$323,416	$398,146

Operating Income (Loss):
Timberlands	$1,925	$5,230	$18,888
Manufacturing	418	(5,291)	(4,752)
Alliance Lumber	5,596	9,529	9,952
Corporate and Other	(17,588)	(790)	(15,177)
Operating Income (Loss)	(9,649)	8,678	8,911
Interest Expense (excluding contractual interest expense of $25,304 in 2003)	(24,535)	(51,824)	(61,541)
Debt Restructuring and Redemption Premium	—	(15,366)	—
Amortization of Debt Issuance Costs	(1,999)	(2,612)	(2,741)
Other	334	792	(22)
Reorganization Items	(135,542)	—	—
Loss from Continuing Operations	$(171,391)	$(60,332)	$(55,393)

Depreciation, depletion and amortization by segment were as follows:

Year Ended December 31,	2003	2002	2001
Timberlands	$13,416	$21,026	$29,070
Manufacturing	5,953	5,329	6,908
Alliance Lumber	562	572	585
Discontinued Operations	30	83	74
Corporate and Other	2,550	3,564	5,102
Total	$22,511	$30,574	$41,739

17.  Related Parties

In accordance with the Partnership Agreement, the Partnership reimburses the General Partners for the direct costs incurred to manage the Partnership. These reimbursements were $3.0 million, $4.4 million, and $4.8 million in 2003, 2002, and 2001, respectively, and primarily represent compensation expense and other costs incurred to manage the business.

The Partnership leases certain of its contractor lumber yards in Arizona and Nevada from the former owners and current employees of the Partnership or entities associated with them.  Total rent paid under such leases was $0.8 million in 2003, 2002 and 2001.  See also Note 9.

The Partnership owns timber cutting rights on 78,453 acres of land in central Oregon that is owned by a general partner.  The cutting rights expire at the earlier of the end of 2009, or the cumulative harvest of 204.0 million board feet of timber from this land.  As of December 31, 2003, the Partnership estimates that it has approximately 46.0 million board feet of timber remaining to be harvested on these timber cutting rights.

18.  Commitments and Contingent Liabilities

As of December 31, 2003, the Partnership was committed to purchase a total of approximately $9.8 million of timber and logs from government and private sources. These commitments mature on various dates through 2007.   As discussed in Note 1, during 2003 and 2002, the Partnership recorded a $6.1 million and a $3.8 million loss on these contracts, respectively, due to significant declines in both market demand and pricing for the lumber output from these commitments.  Further losses could be incurred on these commitments if market prices decline further.

In connection with the sale and sublease of the Bonners Ferry mill, the Partnership guaranteed the termination value of the sublease, which LP would be required to pay should the Partnership default on the lease.  The termination value is based on a formula outlined in the lease agreement.  The current termination value of approximately $2.0 million remains in a restricted bank account at December 31, 2003 and is included in prepaid and other current assets in the accompanying consolidated balance sheets.

The Partnership becomes involved in litigation and other proceedings arising in the normal course of its business. In the opinion of management, the Partnership’s liability, if any, under any pending litigation would not materially affect its financial condition, results of operations or cash flows.

19.  Subsequent Events

On March 24, 2004, the Bankruptcy Court approved a motion to dispose of the Partnership’s Alliance Lumber Segment operations in Las Vegas, Nevada.  On April 1, 2004, the Partnership closed the disposition, resulting in an additional loss of $1.1 million.  Summarized financial information for these operations is as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Revenues	$52,285	$46,008	$48,999
Operating income (loss)	(308)	1,211	1,548
Total assets	11,124	12,691	11,005

Sale of the net assets of the Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.  This disposition is expected to reduce availability under the DIP Revolver by $9.0 to $11.0 million.

Report of Independent Auditors
on Financial Statement Schedule

To the Board of Control of
Crown Pacific Management Limited Partnership

Our audits of the consolidated financial statements of Crown Pacific Partners, L.P. referred to in our report dated April 22, 2004 appearing on page F-1 of this 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Portland, Oregon
April 22, 2004

Schedule II

Crown Pacific Partners, L.P.
Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2002 and 2003

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (1)	Balance at End of Period

Year Ended December 31, 2001:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,554	$702	$2	$1,258	$1,000

Year Ended December 31, 2002:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,000	$903	$—	$248	$1,655

Year Ended December 31, 2003:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts	$1,655	$807	$—	$1,600	$862

(1) Charges to the accounts included in this column are for the purposes for which the reserve was created.