Form 10-Q
period 2004-03-31
CROWN PACIFIC PARTNERS L P
filed 2004-05-26
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at May 24, 2004)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART 1- FINANCIAL INFORMATION

Item. 1. Financial Statements

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenues	$82,547	$66,113

Operating costs:
Cost of products sold	69,511	60,507
Gain on disposal of assets	(18)	(485)
Selling, general and administrative expenses	5,404	5,347

Operating income	7,650	744

Interest expense (excluding contractual interest expense of $12,736 and $0)	268	11,952
Amortization of debt issuance costs	468	423
Other income, net	(54)	(129)

Income (loss) from operations before reoganization items	6,968	(11,502)

Reorganization items:
Professional fees	(2,015)	—
Other	(108)	—
	(2,123)	—

Income (loss) before discontinued operations	4,845	(11,502)

Income (loss) from discontinued operations	480	(5,013)

Net income (loss).	$5,325	$(16,515)

Basic and diluted income (loss) per limited partner unit before discontinued operations	$—	$(0.37)

Basic and diluted income (loss) per limited partner unit from discontinued operations	—	(0.17)

Basic and diluted net income (loss) per limited partner unit	$—	$(0.54)

Weighted average units outstanding.	30,527,030	30,527,030

The accompanying notes are an integral part of these financial statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$7,897	$11,028
Accounts receivable, net of allowance of $927 and $862	41,315	43,993
Notes receivable	528	558
Inventories	23,093	27,943
Deposits on timber cutting contracts	1,206	516
Assets held for sale	14,286	—
Prepaid and other current assets	13,252	12,305

Total current assets	101,577	96,343
Property, plant and equipment, net of accumulated depreciation of $43,896 and $44,390	40,007	41,476
Timber, timberlands and roads, net	300,763	302,737
Other assets	5,462	5,930

Total assets	$447,809	$446,486

Liabilities and Partners’ Deficit

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$18,346	$23,370
Accounts payable	5,899	4,291
Accrued expenses	9,395	9,194
Liabilities held for sale	838	—
Current portion of long-term debt	94	123
Total current liabilities	34,572	36,978
Long-term debt	53	86
Other non-current liabilities	270	270
	34,895	37,334

Liabilities subject to compromise	545,640	547,203

Total liabilities	580,535	584,537

Partners’ deficit:
General partners	(132,726)	(138,051)
Limited partners (30,527,030 units outstanding at March 31, 2004 and December 31, 2003)	—	—
Total partners’ deficit	(132,726)	(138,051)

Total liabilities and partners’ deficit	$447,809	$446,486

The accompanying notes are an integral part of these financial statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,325	$(16,515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	5,020	6,110
Deferred interest	—	1,168
Impairment of goodwill	—	5,502
Loss on purchase commitments	—	149
Gain on disposal of assets	(18)	(479)
Net change in current assets and current liabilities:
Accounts and notes receivable	(6,945)	(570)
Inventories	917	(5,299)
Deposits on timber cutting contracts	(690)	105
Prepaid and other current assets	(1,646)	(386)
Accounts payable and accrued expenses	2,560	3,321
Net cash provided by (used in) operating activities	4,523	(6,894)

Cash flows from investing activities:
Additions to timberlands	(1,001)	(1,389)
Additions to timber cutting rights	(10)	(529)
Additions to equipment	(97)	(637)
Proceeds from sale of assets	18	641
Net cash used in investing activities	(1,090)	(1,914)

Cash flows from financing activities:
Net increase (decrease) in revolving credit facility	(5,024)	1,000
Repayments of long-term debt	(1,540)	(22)
Net cash provided by (used in) financing activities	(6,564)	978

Net decrease in cash and cash equivalents	(3,131)	(7,830)
Cash and cash equivalents at beginning of period	11,028	12,993

Cash and cash equivalents at end of period	$7,897	$5,163

Supplemental Cash Flow Information:
Cash paid for reorganization items	$1,393	$—
Cash paid for interest	$268	$7,891

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

During the second quarter of 2003, the Partnership was unable to meet the financial covenants and scheduled interest payments pursuant to its bank loan and senior note agreements. In addition, the Partnership was unable to successfully negotiate a recapitalization with its bank lenders and senior note holders.  Therefore, on June 29, 2003, the Partnership and all but one of its subsidiaries, Klamath Northern Railway, Co., each filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  The Partnership and its subsidiaries currently manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  See Note 2 below.

The Partnership has experienced net losses in thirteen of the last fourteen fiscal quarters, and would have reported a net loss in the current quarter if $12.7 million of contractual interest expense had been recognized. The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, the Partnership is not able to determine the ultimate disposition of its assets and liabilities.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior period reclassifications have been made to conform to the current period presentation.

Note 2: Chapter 11 Bankruptcy Reorganization

During the first quarter of 2004, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  Negotiations on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

•                  A marketing process was initiated regarding the Partnership’s Manufacturing Segment and Alliance Lumber Segment assets.

•                  On March 24, 2004, the Bankruptcy Court approved a motion to dispose of the Partnership’s Alliance Lumber Segment operations in Las Vegas, Nevada.  See Note 10.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by the Partnership’s timberlands and certain real property and equipment associated with its Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured.  The Chapter 11 filing constitutes a default or event of default under a number of the company’s debt, lease and other contractual relationships.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments on debt are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, the Partnership discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim.  An additional $12.7 million of interest expense would have been recognized in the first quarter of 2004 if not for the Chapter 11 bankruptcy petition.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from the Partnership, which was opposed by the creditors, to extend the period of exclusivity in which only the Partnership may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied the Partnership’s motion, thereby ending the period within which the Partnership had the exclusive right to propose a reorganization plan.  The Partnership is negotiating with the major creditor constituents in its Chapter 11 proceedings, and has begun to pursue a process by which the Partnership’s assets and operations will be sold or otherwise divested in order to satisfy creditor claims. Management anticipates that the Partnership will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will further this divestiture process. It appears highly unlikely that the claims of the holders of the acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of the Partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of all of the Partnership’s operations and associated assets.

Note 3:  Debtor-in-Possession Credit Facility

On July 1, 2003, the Bankruptcy Court entered an interim financing order and on July 17, 2003 the Bankruptcy Court entered a final financing order approving a $40 million debtor-in-possession credit facility (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The $40 million limit is subject to a borrowing base and is reduced to $20 million should the Partnership dispose of all of its Alliance Lumber Segment. The DIP Revolver is collateralized by accounts receivable, inventory and substantially all personal property. The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of March 31, 2004, there was $18.3 million outstanding at an interest rate of 4.5% and approximately $16.5 million remained available on the DIP Revolver (see Note 10). As of March 31, 2004, the Partnership was not in compliance with all of the financial reporting covenants of the DIP Revolver, but CIT did not declare an event of default and the Partnership has subsequently complied with all financial reporting covenants.  As of March 31, 2004, the Partnership was in compliance with all of the other covenants of the DIP Revolver.

Note 4:  Liabilities Subject to Compromise

Pursuant to the bankruptcy proceedings, the Partnership has classified certain liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court.  The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheets (in thousands):

	March 31, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(4,500)	(3,000)
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	1,294	1,419
Other accrued expenses	3,490	3,428
Total	$545,640	$547,203

(1)          In October 2003, the Partnership agreed to pay $0.5 million per month, retroactive to July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The method for allocating the adequate protection payments will be determined by the Bankruptcy Court and, therefore, the Partnership is not able to apply these payments to specific debt components at this time.

Note 5: Inventories

All inventories, consisting primarily of logs, lumber and building materials, are stated at the lower of average cost or market and consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Lumber	$4,505	$3,554
Logs	2,434	1,887
Supplies	3,342	3,326
Manufacturing inventory	10,281	8,767
Wholesale products	12,812	19,176
Total	$23,093	$27,943

Note 6:  Timber, Timberlands and Roads, Net

The Partnership updates its timber inventory system annually for changes in estimated volume due to timber verification cruises, timber growth factors and actual harvest levels by species.  The changes to estimated timber volume, along with changes in book value from capitalized expenditures, impairment adjustments and any timber purchase or sale transactions, result in a change in estimated depletion rates. The revised estimate made at the beginning of 2004 decreased depletion expense for the first quarter of 2004 by $0.2 million, compared to the depletion rates that were in effect at the start of 2003 applied to the actual volume harvested in the first quarter of 2004.

Note 7: Allocation of Partnership Losses

The Partnership Agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the Partnership Agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners.  Accordingly, the General Partner interest was allocated the entire net income that was reported in the first quarter of 2004.  100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

Note 8: Unit-Based Compensation

The Partnership accounts for unit options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” the Partnership has computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per unit as if it had accounted for its unit-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per unit amounts):

Three Months Ended March 31,	2004	2003
Net income (loss), as reported	$5,325	$(16,515)
Fair value of unit-based employee compensation	(1)	(8)
Net income (loss), pro forma	$5,324	$(16,523)
Basic and diluted net income (loss) per limited partner unit:
As reported	$—	$(0.54)
Pro forma	$—	$(0.54)

There were no unit options granted in the first quarter of 2004 or 2003.

Note 9: Segment Reporting

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

The Partnership discontinued its Trading and Distribution Segment during the second quarter of 2003, and the results from this segment are shown as discontinued operations for all periods presented. The Trading and Distribution Segment consisted of the wholesale trading, marketing and distribution of lumber and panel products. See Note 10.

On March 24, 2004 the Bankruptcy Court approved a motion to sell the net assets of the Las Vegas operations of the Partnership’s Alliance Lumber Segment, and, accordingly, the results from the Las Vegas business unit are shown as discontinued operations for all periods presented.  See Note 10.

The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended March 31,
Revenues	2004	2003
Timberlands:
Trade	$5,529	$6,917
Intersegment	8,890	9,544
	14,419	16,461
Manufacturing:
Trade	26,121	21,976
Intersegment	852	1,173
	26,973	23,149
Alliance Lumber:
Trade	48,620	34,781
Intersegment	—	—
	48,620	34,781
Corporate and Other:
Trade	2,277	2,439
Intersegment	—	60
	2,277	2,499
Total:
Total Revenue	92,289	76,890
Less Intersegment	(9,742)	(10,777)
Net Revenue	$82,547	$66,113

	Three Months Ended March 31,
Operating income (loss)	2004	2003
Timberlands	$408	$779
Manufacturing	6,962	(576)
Alliance Lumber	2,369	2,368
Corporate and Other	(2,089)	(1,827)
Operating Income	7,650	744
Interest Expense (excluding contractual interest expense of $12,736 and $0)	(268)	(11,952)
Other	(414)	(294)
Reorganization Items	(2,123)	—
Income (Loss) from Continuing Operations	$4,845	$(11,502)

	Three Months Ended March 31,
Depreciation, depletion and amortization	2004	2003
Timberlands	$3,172	$4,146
Manufacturing	1,212	1,218
Alliance Lumber	75	144
Corporate and Other	561	583
Total	$5,020	$6,091

Note 10:  Discontinued Operations

Las Vegas Operations of Alliance Lumber Segment

On March 24, 2004, the Bankruptcy Court approved a motion to dispose of the Partnership’s Alliance Lumber Segment operations in Las Vegas, Nevada.  In April 2004, the Partnership closed the sale of this operation, resulting in a recognized loss of $1.2 million in the second quarter of 2004.  Results of operations for the Las Vegas operations are reported as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Summarized financial information for these operations is as follows (in thousands):

Three Months Ended March 31,	2004	2003
Revenues	$18,756	$13,040
Operating income	480	338

As of March 31, 2004, the assets and liabilities of the Las Vegas operations were classified as held for sale on the consolidated balance sheet.  Components of these assets and liabilities were as follows (in thousands):

March 31, 2004
Accounts receivable, net	$9,653
Inventory	3,933
Other assets	700
Assets held for sale	$14,286

Liabilities held for sale	$(838)

Sale of the net assets of the Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.  This disposition is expected to reduce availability under the DIP Revolver by $4.0 to $5.0 million.

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

During March 2003, deterioration of the Partnership’s trade credit availability began to adversely affect operating margins in the Trading and Distribution Segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” the Partnership evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment.  Based on the results of this evaluation, the Partnership determined that its goodwill was impaired and recorded a non-cash impairment charge of $5.5 million in the three months ended March 31, 2003.  This $5.5 million charge is included in discontinued operations.

Summarized financial information for these operations is as follows (in thousands):

Three Months Ended March 31,	2003
External revenues	$27,807
Operating loss	(5,351)

Reno, Nevada Operations of Alliance Lumber Segment

The Partnership is in negotiations to sell its Alliance Lumber Segment operations in Reno, Nevada and anticipates signing an asset purchase agreement in the second quarter of 2004.  If an asset purchase agreement is signed and approved by the Bankruptcy Court, the disposition of the Reno, Nevada operations is expected to generate approximately $11.0 to $12.5 million of cash, all of which will be immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.  In addition, the disposition is expected to reduce the borrowing base on the Partnership’s DIP Revolver by approximately $8.5 to $9.5 million.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Bankruptcy Reorganization

During the second quarter of 2003, we were unable to meet the financial covenants and scheduled interest payments pursuant to our bank loan and senior note agreements. In addition, we were unable to successfully negotiate a recapitalization with our bank lenders and senior note holders.  Accordingly, on June 29, 2003, we filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”) for the Partnership and all but one of our subsidiaries, Klamath Northern Railway, Co.  We currently manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

We have experienced net losses in thirteen of the last fourteen fiscal quarters, and would have reported a net loss in the current quarter if $12.7 million of contractual interest expense had been recognized.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, and in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  As a result of our Chapter 11 filing, there is no assurance that the carrying amounts of our assets will be realized or that the liabilities will be settled for the amounts recorded. Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our assets and liabilities.

The following occurred under the jurisdiction of the Bankruptcy Court in the first quarter of 2004:

•                  Negotiations on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

•                  A marketing process was initiated regarding the Partnership’s Manufacturing Segment and Alliance Lumber Segment assets.

•                  On March 24, 2004, the Bankruptcy Court approved a motion to dispose of our Alliance Lumber Segment operations in Las Vegas, Nevada. See Discontinued Operations below.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by our timberlands and certain real property and equipment associated with our Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured. The Chapter 11 filing constitutes a default or event of default under a number of our debt, lease and other contractual relationships. While we are under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code. In accordance with SOP 90-7, we stopped accruing interest on our term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim. An additional $12.7 million and $25.3 million, respectively, of interest expense would have been recognized in the first quarter of 2004 and in the second half of 2003 if not for the Chapter 11 bankruptcy petition.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we could present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.  We are negotiating with the major creditor constituents in our Chapter 11 proceedings, and have begun to pursue a process by which our assets and operations will be sold or otherwise divested in order to satisfy creditor claims. We anticipate that we will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will further this divestiture process. It appears highly unlikely that the claims of the holders of our acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of our partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of substantially all of our operations and associated assets.

Industry Overview

The forest products and building materials industries are characterized by highly volatile commodity pricing.  Product pricing for logs, dimension lumber and other building materials is a function of species, grade, size and availability. Prices are heavily influenced by supply and demand for products. Prices tend to follow broad seasonal and cyclical patterns. Demand is influenced by activity levels in the housing and construction industries, as well as general economic conditions and foreign currency exchange rates. In recent years, over capacity of lumber manufacturing facilities has led to an abundance of supply. Supply has been further increased by imported products from Canada and other countries. In addition, competition from non-wood based products and composite materials has also influenced prices for dimension lumber. Although demand has been strong over the last three years, excess supply has contributed to low prices for lumber, which, in turn, has depressed prices for logs and timberlands.  Beginning in the second half of 2003, prices for lumber and paneling increased sharply, and have remained relatively strong through the first quarter of 2004.  Prices for logs have remained relatively low, but have increased modestly in late 2003 and early 2004.  A major trade dispute with Canada over the importation of lumber and paneling has continued to cast uncertainty over the markets for these products.  Weather and forest fire activity, as well as environmental issues concerning the harvesting of timber, are also contributing factors to supply and the volatility of prices in our industry.

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

Liquidity and Capital Resources

As discussed above, on June 29, 2003, we filed for Chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, we have listed certain pre-petition liabilities which existed prior to the June 29, 2003 bankruptcy filing as liabilities subject to compromise.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise (in thousands):

	March 31, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(4,500)	(3,000)
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	1,294	1,419
Other accrued expenses	3,490	3,428
Total	$545,640	$547,203

(1)          In October 2003, the Partnership agreed to pay $0.5 million per month, retroactive to July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The method for allocating the adequate protection payments will be determined by the Bankruptcy Court and, therefore, the Partnership is not able to apply these payments to specific debt components at this time.  All of these payments have been made as scheduled.

On July 1, 2003, the Bankruptcy Court entered an interim financing order and on July 17, 2003 the Bankruptcy Court entered a final financing order approving a $40 million debtor-in-possession credit facility (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The $40 million limit is subject to a borrowing base and is reduced to $20 million should we dispose of all of our Alliance Lumber Segment. The DIP Revolver is collateralized by accounts receivable, inventory and substantially all personal property. The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at our option.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of March 31, 2004, there was $18.3 million outstanding at an interest rate of 4.5% and approximately $16.5 million remained available on the DIP Revolver. As of March 31, 2004, we were not in compliance with all of the financial reporting covenants of the DIP Revolver, but CIT did not declare an event of default and we have subsequently complied with all financial reporting covenants.  As of March 31, 2004, we were in compliance with all of the other covenants of the DIP Revolver.

Working capital increased to $67.0 million at March 31, 2004 compared to $59.4 million at December 31, 2003, primarily due to $4.5 million of cash provided by operating activities.  Net cash provided by operating activities resulted from net income of $5.3 million and depletion, depreciation and amortization of $5.0 million, partially off-set by changes in working capital components.

Accounts receivable decreased to $41.3 million at March 31, 2004 compared to $44.0 million at December 31, 2003, primarily due to the reclassification of receivables associated with our Las Vegas, Nevada operations to assets held for sale, net.  Excluding this reclassification, accounts receivable would have increased by $7.0 million reflecting increased revenues from higher prices for lumber and paneling.

The $4.9 million decrease in inventories is primarily due to the reclassification of inventory associated with our Las Vegas, Nevada operations to assets held for sale, net.  Excluding this reclassification, inventories would have decreased by $0.9 million, reflecting normal timing fluctuations in inventory levels, offset by a $1.8 million increase in prepaid inventories included in prepaid and other current assets.

Assets and liabilities held for sale at March 31, 2004 relate to the net assets sold with our Las Vegas operations in April 2004, and consisted of the following (in thousands):

March 31, 2004
Accounts receivable, net	$9,653
Inventory	3,933
Other assets	700
Assets held for sale	$14,286

Liabilities held for sale	$(838)

Sale of the net assets of our Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.  This disposition is expected to reduce the borrowing base under the DIP Revolver by $4.0 to $5.0 million. If an asset purchase agreement is signed and approved by the Bankruptcy Court, the disposition of the Reno, Nevada operations is expected to generate approximately $11.0 to $12.5 million of cash, all of which will be immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.  In addition, the disposition is expected to reduce the borrowing base on the Partnership’s DIP Revolver by approximately $8.5 to $9.5 million.

Additions to timberlands of $1.0 million in the first quarter of 2004 resulted from normal costs for road building and maintenance, pre-commercial thinning and reforestation activities.

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

Results of Operations

During the second quarter of 2003, we sold our Trading and Distribution Segment, which is reflected as discontinued operations on our consolidated statements of operations for the first quarter of 2003.  In addition, in March 2004, the Bankruptcy Court approved the sale of, and in April 2004, we sold, the assets related to our Las Vegas, Nevada Alliance Lumber Segment operations. The results of the Las Vegas operations are reflected as discontinued operations in all periods presented.  Please see additional discussion below.

	Quarter Ended March 31,
	2004		2003
(In thousands, except per share amounts)	Dollars	% of revenue(1)	Dollars	% of revenue(1)
Revenue	$82,547	100.0%	$66,113	100.0%
Operating costs:
Cost of products sold	69,511	84.2	60,507	91.5
Gain on disposal of assets	(18)	—	(485)	(0.7)
Selling, general and administrative expenses	5,404	6.6	5,347	8.1
Operating income	7,650	9.3	744	1.1
Interest expense	268	0.3	11,952	18.1
Amortization of debt issuance costs	468	0.6	423	0.6
Other income, net	(54)	(0.1)	(129)	(0.2)
Income (loss) from operations before reorganization items	6,968	8.4	(11,502)	(17.4)
Reorganization items	(2,123)	(2.6)	—	—
Income (loss) before discontinued operations	4,845	5.9	(11,502)	(17.4)
Income (loss) from discontinued operations	480	0.6	(5,013)	(7.6)
Net income (loss)	$5,325	6.5%	$(16,515)	(25.0)%

(1)  Percentages may not add due to rounding.

Revenue

Revenue increased $16.4 million, or 24.9%, to $82.5 million in the first quarter of 2004 compared to $66.1 million in the first quarter of 2003 due primarily to increased revenues from our Manufacturing Segment and our Alliance Lumber Segment, partially offset by a decrease in revenues from our Timberlands Segment, as discussed more fully below.

Cost of Products Sold

Cost of products sold increased $9.0 million, or 14.9%, to 69.5 million in the first quarter of 2004 compared to $60.5 million in the first quarter of 2003 due to increased sales volume.   The decrease in cost of products sold as a percentage of revenue in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to improved gross margins in our Manufacturing Segment, partially off-set by lower gross margins in our Alliance Lumber Segment, as discussed more fully below.

Gain on Disposal of Assets

Gain on disposal of assets of $0.5 million in the first quarter of 2003 represents the gain on sale of aviation equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were relatively flat at $5.4 million in the first quarter of 2004 compared to $5.3 million in the first quarter of 2003.  Reductions in personnel costs from reduced headcount were off-set by increased costs for insurance and bad debts expense.

Interest Expense

In accordance with SOP 90-7, interest expense in the first quarter of 2004 does not include contractual interest totaling $12.7 million on the Senior Notes and Acquisition Facility since it is not probable it will be paid subsequent to our June 29, 2003 Chapter 11 bankruptcy filing.  Please read “Chapter 11 Bankruptcy Reorganization” above also.

Reorganization Items

Reorganization items consist primarily of professional fees and other charges incurred related to our Chapter 11 reorganization and recapitalization efforts subsequent to June 29, 2003. We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under Chapter 11.

Income Taxes

In the past, we have not paid significant income taxes and have not included a provision for income taxes in our financial statements. As a partnership, taxation on our results of operations is generally the responsibility of the unitholders.  However, we own, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations is expected to incur an income tax liability in 2004, following the April 2004 disposition of our Las Vegas operations, but we are not able to estimate the final 2004 tax liability for the consolidated group of corporations at this time. We may incur material income tax liability in the future from any further disposition of additional assets.  Any such income tax incurred by these taxable entities would generally not be allocated to unitholders.

Allocation of Income (Losses)

Our partnership agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners. Accordingly, the General Partner interest was allocated our entire $5.0 million of income in the first quarter of 2004.  100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

Discontinued Operations

Trading and Distribution Segment

Our Trading and Distribution Segment, which was comprised of operations based in Eugene, Oregon and Albuquerque, New Mexico, was sold during the second quarter of 2003. The Trading and Distribution Segment involved the wholesale trading of lumber, panels and other wood products, most of which were not manufactured by us. The results of operations for this segment are reflected as discontinued operations on our consolidated statement of operations for the quarter ended March 31, 2003.  This segment produced revenues of $27.8 million and an operating loss of $5.3 million in the first quarter of 2003.  The operating loss from this segment in the first quarter of 2003 included a $5.5 million charge for the impairment of goodwill.

Las Vegas, Nevada Alliance Lumber Operations

In March 2004, the Bankruptcy Court approved the sale of, and in April 2004, we sold, the assets related to our Las Vegas, Nevada Alliance Lumber Segment operations. The results of the Las Vegas operations are reflected as discontinued operations in all periods presented.

The sale of these operations in April 2004, resulted in an additional loss of $1.2 million.  Summarized financial information for the Las Vegas operations is as follows (in thousands):

Three Months Ended March 31,	2004	2003
Revenues	$18,756	$13,040
Operating income	480	338

Results of Operations by Segment

External revenue by segment and as a percentage of total revenue was as follows (dollars in thousands):

	Quarter Ended March 31,
	2004		2003
Timberlands	$5,529	6.7%	$6,917	10.5%
Manufacturing	26,121	31.6%	21,976	33.2%
Alliance Lumber	48,620	58.9%	34,781	52.6%
Corporate and Other	2,277	2.8%	2,439	3.7%
	$82,547		$66,113

Operating income (loss) by segment was as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Timberlands	$408	$779
Manufacturing	6,962	(576)
Alliance Lumber	2,369	2,368
Corporate and Other	(2,089)	(1,827)
	$7,650	$744

Timberlands

The $1.4 million, or 20.1%, decrease in external Timberlands Segment sales in the first quarter of 2004 compared to the first quarter of 2003 reflects a 13.3% decrease in domestic log shipments, a 67.0% decrease in export log shipments and a 27.8% decrease in export weighted average sales realizations.  These factors were partially offset by an 8.3% increase in domestic weighted average sales realizations.  These factors are discussed more fully below.

Internal sales of logs to our Manufacturing Segment decreased to $8.9 million in the first quarter of 2004 compared to $9.5 million in the first quarter of 2003. The decrease primarily reflects an 8.3% reduction in volume, due in large part to lower production levels in our Oregon manufacturing operations, following the shut-down of the dry-end operations at our Prineville sawmill in April 2003.  These decreases were partially offset by a 1.7% increase in average internal sales realizations reflecting higher market log prices in the first quarter of 2004 compared to the first quarter of 2003.

The $0.4 million decrease in Timberlands operating income in the first quarter of 2004 compared to the first quarter of 2003 was primarily a result of the decreased volume discussed above, partially off-set by a $0.2 million reduction in overhead expenses.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms, excluding pulpwood, were as follows (dollars per thousand board feet (“MBF”)):

	Quarter Ended March 31,
Tree Farm	2004	2003	% Change
Hamilton	$490	$421	16.4%
Olympic	$373	$377	(1.1)%
Weighted average	$433	$400	8.3%

The increase at the Hamilton Tree Farm is due to higher market prices for logs and changes in species and grade mix, while the slight decrease at the Olympic Tree Farm reflects changes in species and grade mix.

All volume from the Oregon Tree Farm was utilized by our Gilchrist mill and therefore, there were no external sales from this tree farm.

The domestic external volume from each of our tree farms was as follows (in MBF):

	Quarter Ended March 31,
Tree Farm	2004	2003	% Change
Hamilton	5,584	6,460	(13.6)%
Olympic	5,307	6,107	(13.1)%
Total	10,891	12,567	(13.3)%

The decreases in volume from both tree farms are due to reduced fee harvests.

Export Log Sales

Information regarding sales of logs to customers involved in exporting activities is as follows:

	Quarter Ended March 31,
	2004	2003
Export sales revenue (in thousands)	$134	$563
As a percentage of total revenue	0.2%	0.9%
Sales volume (in MBF)	316	959
Average realizations ($/MBF)	$424	$587

The decrease in export sales volume is due to reduced availability of export grade logs in the areas of our Washington tree farms which are currently being harvested.  In addition, higher domestic prices for such logs have currently mitigated much of the advantage from exporting them.  The decrease in the average realizations is due to changes in product mix.

Manufacturing

The $4.1 million, or 18.9%, increase in external revenue from our sawmills in the first quarter of 2004 compared to the first quarter of 2003 reflects a 30.2% increase in average external lumber sales realizations, partially offset by a 7.0% decrease in external lumber sales volumes.  These factors are discussed more fully below.

Internal shipments decreased 48.8% to 2.4 MMBF in the first quarter of 2004 compared to 4.6 MMBF in the first quarter of 2003, primarily due to the disposition of our Trading and Distribution Segment in the second quarter of 2003.

The improvement in operating results in the first quarter of 2004 compared to the first quarter of 2003 is primarily a result of the improved realizations and improved production efficiencies at our saw mills, partially off-set by lower sales volume.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Quarter Ended March 31,
Region	2004	2003	% Change
Oregon	$345	$270	27.8%
Washington	$344	$259	32.8%
Weighted average	$345	$265	30.2%

The improvements in the average realizations are due to improved market prices resulting from strong demand from the domestic housing market, as well as changes in product mix.

External lumber sales volumes by region were as follows (in MBF):

	Quarter Ended March 31,
Region	2004	2003	% Change
Oregon	38,576	42,172	(8.5)%
Washington	31,699	33,380	(5.0)%
Total	70,275	75,552	(7.0)%

The decrease in volume from the Oregon region is primarily due to the curtailment of dry-end operations at our Prineville sawmill subsequent to the first quarter of 2003, and lower production levels in the 2004 period.  The decrease in volume from the Washington region is due to lower production levels at our Washington saw mills.

Following is information regarding our chip sales:

	Quarter Ended March 31,
	2004	2003
Chip sales revenue (in thousands of dollars)	$1,874	$1,750
Chip sales as a percentage of revenue	2.3%	2.6%
Chip prices (per bone-dry unit (“BDU”))	$65	$59
Chip volume (in BDUs)	28,661	29,805

The increase in the price per BDU is due to improved market prices for chips.  The decrease in volume is due to the decrease in production volume at our saw mills, as chips are a by-product of saw mill operations.

Alliance Lumber Segment

Our Alliance Lumber Segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building materials. Our Las Vegas, Nevada operations were sold in April 2004 and are reflected as discontinued operations for both periods presented.  In addition, if an asset purchase agreement is signed and approved by the Bankruptcy Court, we anticipate selling our Reno, Nevada operations in the second quarter of 2004.

The $13.8 million, or 39.8%, increase in revenue from our Alliance Lumber Segment in the first quarter of 2004 compared to the first quarter of 2003 reflects a 7.2% increase in unit volume, measured in total board feet, as well as higher market prices for lumber and paneling, reflecting the strong housing market in the southwestern region of the United States.

Operating income was flat in the comparable periods for our Alliance Lumber Segment.  Increased revenues in the first quarter of 2004 compared to the first quarter of 2003 were off-set by lower gross margins and increased operating expenses.  Gross margins were negatively impacted in the first quarter of 2004 by forward pricing commitments made to customers during a period of rising market prices for materials.  Operating expenses were negatively impacted in the first quarter of 2004 by higher fuel costs and overtime labor costs incurred to meet higher sales volumes.

Corporate and Other

The operating loss from our Corporate and Other Segment increased from $1.8 million in the first quarter of 2003 to $2.1 million in the first quarter of 2004.  The larger loss reflects increased costs for insurance and bad debt expense.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 22, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our $40 million debtor-in-possession financing agreement (“DIP Revolver”) has a variable rate of interest.  At March 31, 2004, we had $18.3 million outstanding under the DIP Revolver at an interest rate of 4.5%.  A hypothetical 10 percent increase in interest rates to 4.95% would not have a material effect on our cash flows or results of operations.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  Our acquisition facility has a variable rate of interest.  Our senior notes and acquisition facility, included in liabilities subject to compromise at March 31, 2004, are not publicly traded and similar instruments are not available for comparison.  We are therefore unable to estimate the fair value of the senior notes or acquisition facility.

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

(a) Exhibits

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

3.5	Third Amendment to Amended and Restated Agreement of Limited Partnership of Crown Pacific Limited Partnership (filed as Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1999).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 26, 2004	CROWN PACIFIC PARTNERS, L.P.

By: Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)