Form 10-Q
period 2004-06-30
CROWN PACIFIC PARTNERS L P
filed 2004-08-09
CIK 930735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒     No  ☐

Common Units	30,527,030
(Class)	(Outstanding at August 6, 2004)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

Revenues	$106,836	$60,179

Operating costs:
Cost of products sold	87,009	55,313
Loss on disposal of assets	—	1,269
Selling, general and administrative expenses	5,309	6,220

Operating income (loss)	14,518	(2,623)

Interest expense (excluding contractual interest expense of $12,875 and $0)	180	12,068
Amortization of debt issuance costs	752	640
Other income, net	(289)	(25)

Income (loss) from operations before reorganization items	13,875	(15,306)

Reorganization items:
Professional fees	(1,382)	(4,860)
Impairment of assets	(216)	—
Other	(286)	(218)
	(1,884)	(5,078)

Income (loss) before discontinued operations	11,991	(20,384)

Loss on discontinued operations (including gain (loss) on disposal of ($1,198) and $4)	(1,081)	(519)

Net income (loss)	$10,910	$(20,903)

Basic and diluted loss per limited partner unit before discontinued operations	$—	$(0.66)

Basic and diluted loss per limited partner unit from discontinued operations	—	(0.02)

Basic and diluted net loss per limited partner unit	$—	$(0.68)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003

Revenues	$189,383	$126,291

Operating costs:
Cost of products sold	156,519	115,819
(Gain) loss on disposal of assets	(18)	794
Selling, general and administrative expenses	10,713	11,567

Operating income (loss)	22,169	(1,889)

Interest expense (excluding contractual interest expense of $25,611 and $0)	448	24,020
Amortization of debt issuance costs	1,220	1,063
Other income, net	(343)	(154)

Income (loss) from operations before reorganization items	20,844	(26,818)

Reorganization items:
Professional fees	(3,397)	(4,860)
Impairment of assets	(216)	—
Other	(394)	(218)
	(4,007)	(5,078)

Income (loss) before discontinued operations	16,837	(31,896)

Loss on discontinued operations (including gain (loss) on disposal of ($1,198) and $4)	(602)	(5,522)

Net income (loss)	$16,235	$(37,418)

Basic and diluted loss per limited partner unit before discontinued operations	$—	$(1.03)

Basic and diluted loss per limited partner unit from discontinued operations	—	(0.18)

Basic and diluted net loss per limited partner unit	$—	$(1.21)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,446	$11,028
Accounts receivable, net of allowance of $992 and $862	50,704	43,993
Notes receivable	498	558
Inventories	31,339	27,943
Deposits on timber cutting contracts	2,610	516
Prepaid and other current assets	11,430	12,305

Total current assets	107,027	96,343
Property, plant and equipment, net of accumulated depreciation of $44,880 and $44,390	38,470	41,476
Timber, timberlands and roads, net	299,836	302,737
Other assets	4,710	5,930

Total assets	$450,043	$446,486

Liabilities and Partners’ Deficit

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$14,127	$23,370
Accounts payable	5,950	4,291
Accrued expenses	7,422	9,194
Current portion of long-term debt	96	123
Total current liabilities	27,595	36,978
Long-term debt	21	86
Other non-current liabilities	—	270
	27,616	37,334

Liabilities subject to compromise	544,243	547,203

Total liabilities	571,859	584,537

Partners’ deficit:
General partners	(121,816)	(138,051)
Limited partners (30,527,030 units outstanding at June 30, 2004 and December 31, 2003)	—	—
Total partners’ deficit	(121,816)	(138,051)

Total liabilities and partners’ deficit	$450,043	$446,486

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$16,235	$(37,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	9,851	11,283
Deferred interest	—	2,402
Non-cash reorganization items	216	218
Loss on purchase commitments	—	413
Impairment of goodwill	—	5,502
Loss on disposal of assets	1,179	780
Net change in current assets and current liabilities:
Accounts and notes receivable	(16,304)	4,694
Inventories	(7,329)	5,148
Deposits on timber cutting contracts	(2,094)	105
Prepaid and other current assets	150	(2,852)
Accounts payable and accrued expenses	423	9,485
Net cash provided by (used in) operating activities	2,327	(240)

Cash flows from investing activities:
Additions to timberlands	(2,605)	(2,990)
Additions to timber cutting rights	(10)	(629)
Additions to equipment	(300)	(1,111)
Proceeds from sale of assets	12,320	7,143
Principal payments received on notes	—	67
Net cash provided by investing activities	9,405	2,480

Cash flows from financing activities:
Net decrease in short-term borrowings	(9,221)	(6,876)
Repayments of long-term debt	(3,093)	(44)
Net cash used in financing activities	(12,314)	(6,920)

Net decrease in cash and cash equivalents	(582)	(4,680)
Cash and cash equivalents at beginning of period	11,028	12,993

Cash and cash equivalents at end of period	$10,446	$8,313

Supplemental Cash Flow Information
Cash paid for reorganization items	$3,520	$—
Cash paid for interest	$448	$8,083

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

During the second quarter of 2003, the Partnership was unable to meet the financial covenants and scheduled interest payments pursuant to its bank loan and senior note agreements. In addition, the Partnership was unable to successfully negotiate a recapitalization with its bank lenders and senior note holders.  Therefore, on June 29, 2003, the Partnership and all but one of its subsidiaries, Klamath Northern Railway, Co., each filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  The Partnership and its subsidiaries currently manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  See Note 2 also.

The Partnership has experienced net losses in thirteen of the last fifteen fiscal quarters, and would have reported a net loss in each of the first and second quarters of 2004 if $12.7 million and $12.9 million, respectively, of contractual interest expense had been recognized. The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, the Partnership is not able to determine the ultimate disposition of its assets and liabilities.  All significant intercompany transactions and balances have been eliminated in consolidation.  Certain prior period reclassifications have been made to conform to the current period presentation.

Note 2: Chapter 11 Bankruptcy Reorganization

During the first two quarters of 2004, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  Negotiations on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

•                  A marketing process was conducted regarding the Partnership’s Manufacturing Segment and Alliance Lumber Segment assets.

•                  In April 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Las Vegas, Nevada.  See Note 10 also.

•                  In June 2004, the Partnership filed motions with the Bankruptcy Court to dispose of the Partnership’s remaining Alliance Lumber Segment operations in Reno, Nevada and in Phoenix, Arizona.  See Note 11 also.

See Note 11 also for events in the bankruptcy process which occurred subsequent to June 30, 2004.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by the Partnership’s timberlands and certain real property and equipment associated with its Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured.  The Chapter 11 filing constitutes a default or event of default under a number of the Partnership’s debt, lease and other contractual relationships.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments on debt are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, the Partnership discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim.  An additional $12.9 million and $25.6 million, respectively, of interest expense would have been recognized in the three and six month periods ended June 30, 2004, if not for the Chapter 11 bankruptcy petition.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from the Partnership, which was opposed by the creditors, to extend the period of exclusivity in which only the Partnership may present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied the Partnership’s motion, thereby ending the period within which the Partnership had the exclusive right to propose a reorganization plan.  The Partnership is negotiating with the major creditor constituents in its Chapter 11 proceedings, and has begun a process by which the Partnership’s assets and operations will likely be sold or otherwise divested in order to satisfy creditor claims. Management anticipates that the Partnership will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will likely further this divestiture process. It appears highly unlikely that the claims of the holders of the acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of the Partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of all of the Partnership’s operations and associated assets.

Note 3:  Debtor-in-Possession Credit Facility

On July 17, 2003 the Bankruptcy Court entered a final financing order approving a $40 million debtor-in-possession credit facility (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The $40 million limit is subject to a borrowing base and is collateralized by accounts receivable, inventory and substantially all personal property. The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of June 30, 2004, there was $14.1 million outstanding at an interest rate of 4.5% and approximately $25.9 million remained available on the DIP Revolver.  However, subsequent to June 30, 2004, borrowings and availability under the DIP Revolver have been reduced by the disposition of assets and operations discussed in Note 11.  As of June 30, 2004, the Partnership was in compliance with all of the covenants of the DIP Revolver.

Note 4:  Liabilities Subject to Compromise

Pursuant to the bankruptcy proceedings, the Partnership has classified certain liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court.  Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied through the disposition of the Partnership’s Alliance Lumber operations in Las Vegas, Nevada in April 2004, and additional portions of these liabilities have been further satisfied through the dispositions recorded in July and August of 2004 (see Note 11).

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheets (in thousands):

	June 30, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(6,000)	(3,000)
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	1,163	1,419
Other accrued expenses	3,724	3,428
Total	$544,243	$547,203

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

Note 5: Inventories

All inventories, consisting primarily of logs, lumber and building materials, are stated at the lower of average cost or market and consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Lumber	$4,106	$3,554
Logs	2,390	1,887
Supplies	3,383	3,326
Manufacturing inventory	9,879	8,767
Distribution products	21,460	19,176
Total	$31,339	$27,943

Note 6:  Timber, Timberlands and Roads, Net

The Partnership updates its timber inventory system annually for changes in estimated volume due to timber verification cruises, timber growth factors and actual harvest levels by species.  The changes to estimated timber volume, along with changes in book value from capitalized expenditures, impairment adjustments and any timber purchase or sale transactions result in a change in estimated depletion rates. The revised estimate made at the beginning of 2004 decreased depletion expense for the three and six month periods ended June 30, 2004 by $0.1 million and $0.3 million, respectively, compared to the depletion rates that were in effect in the comparable periods of 2003, applied to the actual volume harvested in the three and six month periods ended June 30, 2004.

Note 7: Allocation of Partnership Losses

The Partnership Agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the Partnership Agreement specifies that net losses are not allocated to the Limited Partner Interest to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partner interest.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners.  Accordingly, the General Partner interest was allocated the entire net income that was reported in the three and six month periods ended

June 30, 2004.  In accordance with the Partnership Agreement, 100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$10,910	$(20,903)	$16,235	$(37,418)
Deduct - total unit-based employee compensation expense determined under the fair value based method for all awards	(1)	(8)	(3)	(16)
Net income (loss), pro forma	$10,909	$(20,911)	$16,232	$(37,434)
Basic and diluted net income (loss) per unit:
As reported	$—	$(0.68)	$—	$(1.21)
Pro forma	$—	$(0.68)	$—	$(1.21)

No unit options have been granted since 2001.

Note 9: Segment Reporting

The Partnership classifies its business into three segments: 1) Timberlands, consisting of the operation of tree farms and the harvest and sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into dimension lumber and the sale of such lumber as well as residual chips and other by-products; and 3) Alliance Lumber, consisting of the distribution and supply of building materials through the Partnership’s professional contractor service yards.  The Corporate and Other category includes general corporate overhead and expenses not allocated to the segments, miscellaneous operations not significant enough to be classified as a separate segment and other items not specifically allocated to the operating segments.

The Partnership does not show assets by segment, as historic costs are not used by management to allocate resources or assess performance.

The following summarizes the Partnership’s segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2004	2003	2004	2003
Timberlands:
Trade	$6,161	$4,252	$11,690	$11,169
Intersegment	3,254	6,257	12,144	15,801
	9,415	10,509	23,834	26,970
Manufacturing:
Trade	32,790	16,611	58,911	38,587
Intersegment	2,036	899	2,888	2,072
	34,826	17,510	61,799	40,659
Alliance Lumber:
Trade	65,185	37,481	113,805	72,261
Intersegment	—	—	—	—
	65,185	37,481	113,805	72,261
Corporate and Other:
Trade	2,700	1,835	4,977	4,274
Intersegment	—	16	—	76
	2,700	1,851	4,977	4,350
Total:
Total revenues	112,126	67,351	204,415	144,240
Less intersegment	(5,290)	(7,172)	(15,032)	(17,949)
Revenues	$106,836	$60,179	$189,383	$126,291

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income (loss)	2004	2003	2004	2003
Timberlands	$609	$226	$1,214	$1,005
Manufacturing	11,277	(605)	18,239	(1,182)
Alliance Lumber	4,064	2,086	6,431	4,455
Corporate and Other	(1,432)	(4,330)	(3,715)	(6,167)
Operating income (loss)	14,518	(2,623)	22,169	(1,889)
Interest expense	(180)	(12,068)	(448)	(24,020)
Reorganization expenses	(1,884)	(5,078)	(4,007)	(5,078)
Other	(463)	(615)	(877)	(909)
Net income (loss) from continuing operations	$11,991	$(20,384)	$16,837	$(31,896)

Note 10:  Discontinued Operations

Trading and Distribution Segment

In April and May 2003, in two separate transactions, the Partnership sold the inventory and fixed assets related to its Trading and Distribution Segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  The Partnership received cash proceeds of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the revolving credit facility. The results of operations of the Trading and Distribution Segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all 2003 periods presented in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
External revenues	$6,333	$34,140
Operating loss	(482)	(5,826)

Las Vegas Operations of Alliance Lumber Segment

In April 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Las Vegas, Nevada, resulting in a recognized loss of $1.2 million in the second quarter of 2004.  Results of operations for the Las Vegas operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
External revenues	$—	$13,231	$18,756	$26,271
Operating income (loss)	117	(41)	596	300
Gain (loss) on disposal	(1,198)	4	(1,198)	4

Sale of the net assets of the Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.

Note 11: Subsequent Events

Reno, Nevada Operations of Alliance Lumber Segment

On July 13, 2004, the Bankruptcy Court approved a motion filed by the Partnership to sell its Alliance Lumber Segment operations in Reno, Nevada.  This transaction closed in July 2004 and generated $14.2 million of cash, $1.4 million of which was immediately paid to CIT to eliminate outstanding borrowings under the DIP Revolver. No gain or loss was recognized on the transaction.  This disposition reduced the borrowing base and availability on the Partnership’s DIP Revolver (see below).  For income tax purposes, sale of these operations is expected to trigger a deferred taxable gain from the original acquisition transaction, resulting in an income tax liability of approximately $0.5 million, which will be recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.

Phoenix, Arizona Operations of Alliance Lumber Segment

On July 13, 2004, the Bankruptcy Court approved a motion filed by the Partnership to sell its Alliance Lumber Segment operations in Phoenix, Arizona.  This transaction closed in August 2004 and generated $39.4 million of cash. A gain of approximately $1.0 million was recognized on the transaction.  This disposition, along with the earlier Las Vegas and Reno, Nevada dispositions, reduced the DIP Revolver limit from $40.0 million to $20.0 million and also reduced the related borrowing base and availability (see below). For income tax purposes, sale of these operations is expected to trigger a deferred taxable gain from the original acquisition transaction, resulting in an income tax liability of approximately $1.3 million, which will be recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.

DIP Revolver Availability

The DIP Revolver agreement provides that the total borrowing limit is reduced from $40.0 million to $20.0 million following the disposition of the Alliance Lumber Segment, which was completed in August 2004. In addition, borrowings under the DIP Revolver are limited to a borrowing base.  The borrowing base is a function of the levels of related collateral, and has been reduced by the dispositions described above.  As of August 3, 2004, there was zero outstanding and approximately $13.1 million available on the DIP Revolver.

Manufacturing Segment

In July 2004, the Partnership signed an Asset Purchase Agreement to sell its Manufacturing Segment operations, subject to higher and better bids and objections under the jurisdiction of the Bankruptcy Court.  On July 13, 2004, the Partnership filed a motion with the Bankruptcy Court for the disposition of these assets. A hearing was held on July 26, 2004, and a motion for the bidding procedures regarding these operations was approved by the Bankruptcy Court.  Any competing bids from interested parties are due at the Bankruptcy Court by August 10, 2004.  A hearing is scheduled for August 18, 2004 with the Bankruptcy Court to conduct an auction, if necessary, after which a motion is expected to be filed for the sale of these operations.  A hearing has been scheduled with the Bankruptcy Court to hear the sale motion on August 19, 2004.  If approved by the Bankruptcy Court, the disposition is expected to close in August or September 2004, resulting in estimated cash proceeds of approximately $57.2 million.  This disposition will further reduce the borrowing base and availability on the Partnership’s DIP Revolver.

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

We have experienced net losses in thirteen of the last fifteen fiscal quarters, and would have reported a net loss in the first and second quarters of 2004 if $12.7 million and $12.9 million, respectively, of contractual interest expense had been recognized.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, and in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  As a result of our Chapter 11 filing, there is no assurance that the carrying amounts of our assets will be realized or that the liabilities will be settled for the amounts recorded. Until a plan of reorganization is confirmed by the Bankruptcy Court, we are not able to determine the ultimate disposition of our assets and liabilities.

During the first two quarters of 2004, the following occurred under the jurisdiction of the Bankruptcy Court:

•                  Negotiations on a consensual plan of re-organization with representatives of the senior note holders and acquisition facility banks continued.

•                  A marketing process was conducted regarding the Partnership’s Manufacturing Segment and Alliance Lumber Segment assets.

•                  In April 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Las Vegas, Nevada.

•                  In June, 2004, the Partnership filed motions with the Bankruptcy Court to dispose of the Partnership’s remaining Alliance Lumber Segment operations in Reno, Nevada and in Phoenix, Arizona.

See further discussion below for events in the bankruptcy process which occurred subsequent to June 30, 2004.

The creditors on the acquisition facility and senior notes assert that their debt is collateralized by our timberlands and certain real property and equipment associated with our Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured. The Chapter 11 filing constitutes a default or event of default under a number of our debt, lease and other contractual relationships. While we are under bankruptcy protection, any scheduled interest or principal payments are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code. In accordance with SOP 90-7, we stopped accruing interest on our term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or be an allowed claim. An additional $12.9 million and $25.6 million, respectively, of interest expense would have been recognized in the three and six month periods ended June 30, 2004, if not for the Chapter 11 bankruptcy petition.

On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from us, which was opposed by the creditors, to extend the period of exclusivity in which only we could present a plan of reorganization to the Bankruptcy Court.  At the hearing, the Bankruptcy Court denied our motion, thereby ending the period within which we had the exclusive right to propose a reorganization plan.  We are negotiating with the major creditor constituents in our Chapter 11 proceedings, and have begun a process by which our assets and operations will likely be sold or otherwise divested in order to satisfy creditor claims. We anticipate that we will file a consensual Chapter 11 plan, jointly with these creditor constituents, that will likely further this divestiture process. It appears highly unlikely that the claims of the holders of our acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 plan that is currently under negotiation contemplates the extinguishment of our partnership units with no recovery to holders of units, and any plan that is ultimately confirmed by the Bankruptcy Court will likely extinguish the equity units. Further, it is likely that any plan that is ultimately confirmed will, in conjunction with any pre-confirmation asset dispositions, result in the disposition of substantially all of our operations and associated assets.

Subsequent Events

Reno, Nevada Operations of Alliance Lumber Segment

On July 13, 2004, the Bankruptcy Court approved a motion filed by us to sell our Alliance Lumber Segment operations in Reno, Nevada.  This transaction closed in July 2004 and generated $14.2 million of cash, $1.4 million of which was immediately paid to CIT to eliminate outstanding borrowings under the DIP Revolver. No gain or loss was recognized on the transaction.  This disposition reduced the borrowing base and availability on our DIP Revolver (see Liquidity and Capital Resources).  For income tax purposes, sale of these operations is expected to trigger a deferred taxable gain from the original acquisition transaction, resulting in an income tax liability of approximately $0.5 million, which will be recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.

Phoenix, Arizona Operations of Alliance Lumber Segment

On July 13, 2004, the Bankruptcy Court approved a motion filed by us to sell our Alliance Lumber Segment operations in Phoenix, Arizona.  This transaction closed in August 2004 and generated $39.4 million of cash. A gain of approximately $1.0 million was recognized on the transaction.  This disposition reduced the DIP Revolver limit from $40.0 million to $20.0 million and also reduced the related borrowing base and availability (see Liquidity and Capital Resources). For income tax purposes, sale of these operations is expected to trigger a deferred taxable gain from the original acquisition transaction, resulting in an income tax liability of approximately $1.3 million, which will be recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.

Manufacturing Segment

In July 2004, we signed an Asset Purchase Agreement to sell our Manufacturing Segment operations, subject to higher and better bids and objections under the jurisdiction of the Bankruptcy Court.  On July 13, 2004, we filed a motion with the Bankruptcy Court for the disposition of these assets. A hearing was held on July 26, 2004, and a motion for the bidding procedures regarding these operations was approved by the Bankruptcy Court.  Any competing bids from interested parties are due at the Bankruptcy Court by August 10, 2004.  A hearing is scheduled for August 18, 2004 with the Bankruptcy Court to conduct an auction, if necessary, after which a motion is expected to be filed for the sale of these operations.  A hearing has been scheduled with the Bankruptcy Court to hear the sale motion on August 19, 2004.  If approved by the Bankruptcy Court, the disposition is expected to close in August or September 2004, resulting in estimated cash proceeds of approximately $57.2 million.  This disposition will further reduce the borrowing base and availability on our DIP Revolver (see Liquidity and Capital Resources).

Industry Overview

The forest products and building materials industries are characterized by highly volatile commodity pricing.  Product pricing for logs, dimension lumber and other building materials is a function of species, grade, size and availability. Prices are heavily influenced by short-term supply and demand factors. Prices tend to follow broad seasonal and cyclical patterns. Demand is influenced by activity levels in the housing and construction industries, as well as general economic conditions and foreign currency exchange rates. In recent years, over capacity of lumber manufacturing facilities has led to an abundance of supply. Supply has been further increased by imported products from Canada and other countries. In addition, competition from non-wood based products and composite materials has also influenced prices for dimension lumber. Although demand has been strong over the last three years, excess supply has contributed to low prices for lumber, which, in turn, has depressed prices for logs and timberlands.  Beginning in the second half of 2003, prices for lumber and paneling increased sharply, and have remained relatively strong through the second quarter of 2004.  Prices for logs have remained relatively low, but have increased modestly in late 2003 and the first half of 2004.  A major trade dispute with Canada over the importation of lumber and paneling has continued to cast uncertainty over the markets for these products.  Weather and forest fire activity, as well as environmental issues concerning the harvesting of timber, are also contributing factors to supply and the volatility of prices in our industry.

Forward-Looking Statements

Information contained in Item 2 and other sections of this report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, forecasts, hopes, beliefs, predictions, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. These assumptions include harvest volumes, species mix, prices for logs and lumber, demand for housing and levels and amounts received for stumpage and property sales. Our business and prospects are subject to a number of risks, including the volatility of timber and lumber prices, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations – as well as the substantial capital resources required to fund our operations and the uncertainty regarding the outcome of our chapter 11 reorganization process.  Accordingly, actual results may differ materially from the expectations expressed in this report.

Additional factors that could affect future performance include our ability to successfully reorganize under bankruptcy protection, environmental risks, operating risks normally associated with the timber industry, competition, government regulations and policies, and economic changes in the regions where our products or substitute products are sold, including Southeast Asia and Japan. Other risk factors include fluctuations in the value of the U.S. dollar against foreign currencies, and our ability to implement our business strategy. These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q, which are available from us or the United States Securities and Exchange Commission.

Liquidity and Capital Resources

As discussed above, on June 29, 2003, we filed for Chapter 11 bankruptcy protection.  Pursuant to the bankruptcy proceedings, we have listed certain pre-petition liabilities which existed prior to the June 29, 2003 bankruptcy filing as liabilities subject to compromise.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court. Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied through the disposition of our Alliance Lumber operations in Las Vegas, Nevada in April 2004, and additional portions of these liabilities have been further satisfied through the dispositions recorded in July and August of 2004.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise (in thousands):

	March 31, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(6,000)	(3,000)
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	1,163	1,419
Other accrued expenses	3,724	3,428
Total	$544,243	$547,203

(1)          In October 2003, we agreed to pay $0.5 million per month, retroactive to July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks. The method for allocating the adequate protection payments will be determined by the Bankruptcy Court and, therefore, we are not able to apply these payments to specific debt components at this time.

On July 17, 2003 the Bankruptcy Court entered a final financing order approving a $40 million debtor-in-possession credit facility (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The $40 million limit is subject to a borrowing base and is collateralized by accounts receivable, inventory and substantially all personal property. The DIP Revolver bears interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at our option.  Any LIBOR loans are made for fixed one, two or three month terms.  The DIP Revolver terminates on January 1, 2005 or upon the effective date of a Bankruptcy Court approved plan of reorganization and contains certain covenants and restrictions.  As of June 30, 2004, there was $14.1 million outstanding at an interest rate of 4.5% and approximately $25.9 million remained available on the DIP Revolver.  However, subsequent to June 30, 2004, borrowings and availability under the DIP Revolver have been reduced by the disposition of assets and operations discussed above.  As of June 30, 2004, we were in compliance with all of the covenants of the DIP Revolver.

The DIP Revolver agreement provides that the total borrowing limit is reduced from $40.0 million to $20.0 million following the disposition of the Alliance Lumber Segment, which was completed in August 2004. In addition, borrowings under the DIP Revolver are limited to a borrowing base.  The borrowing base is a function of the levels of related collateral, and has been reduced by the dispositions described above.  As of August 3, 2004, there was zero outstanding and approximately $13.1 million available on the DIP Revolver.

Working capital increased to $79.4 million at June 30, 2004 compared to $59.4 million at December 31, 2003, primarily due to increases in accounts receivable, inventory and deposits on timber cutting contracts and a decrease in the amount outstanding on our DIP Revolver.  The increases in accounts receivable and inventory are primarily due to higher product prices during the quarter ended June 30, 2004 compared with the quarter ended December 31, 2003, partially off-set by the disposition of our Las Vegas, Nevada operations.  The increase in timber cutting contracts reflects deposits we have made on several agency timber sales for fire salvage logging in Oregon.

Net cash provided by operating activities of $2.3 million resulted from net income of $16.2 million and depletion, depreciation and amortization of $9.9 million, partially off-set by changes in working capital components.

Additions to timberlands of $2.6 million in the first six months of 2004 resulted from normal costs for road building and maintenance, pre-commercial thinning and reforestation activities.

The decrease in the balance outstanding under our DIP Revolver reflects proceeds from the sale of our Las Vegas, Nevada operations, partially off-set by increased borrowing for inventories.  Sale of the net assets of our Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.

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

See further discussion above regarding changes in Liquidity and Capital Resources which occurred subsequent to June 30, 2004.

Results of Continuing Operations

During the second quarter of 2003, we sold our Trading and Distribution Segment, which is reflected as discontinued operations on our consolidated statements of operations for the three and six month periods ended June 30, 2003.  In addition, in March 2004, the Bankruptcy Court approved the sale of, and in April 2004, we sold, the assets related to our Las Vegas, Nevada Alliance Lumber Segment operations. The results of the Las Vegas operations are reflected as discontinued operations in all periods presented.  Please see additional discussion regarding discontinued operations below.

	Three Months Ended June 30,
	2004		2003
(Dollars in thousands)	Dollars	% of revenue(1)	Dollars	% of revenue(1)
Revenue	$106,836	100.0%	$60,179	100.0%
Operating costs:
Cost of products sold	87,009	81.4	55,313	91.9
Loss on disposal of assets	—	—	1,269	2.1
Selling, general and administrative expenses	5,309	5.0	6,220	10.3
Operating income (loss)	14,518	13.6	(2,623)	(4.4)
Interest expense	180	0.2	12,068	20.1
Amortization of debt issuance costs	752	0.7	640	1.1
Other income, net	(289)	(0.3)	(25)	—
Income (loss) from operations before reorganization items	13,875	13.0	(15,306)	(25.4)
Reorganization items	(1,884)	(1.8)	(5,078)	8.4
Income (loss) before discontinued operations	11,991	11.2	(20,384)	(33.9)
Loss from discontinued operations	(1,081)	(1.0)	(519)	(0.9)
Net income (loss)	$10,910	10.2%	$(20,903)	(34.7)%

	Six Months Ended June 30,
	2004		2003
(Dollars in thousands)	Dollars	% of revenue(1)	Dollars	% of revenue(1)
Revenue	$189,383	100.0%	$126,291	100.0%
Operating costs:
Cost of products sold	156,519	82.6	115,819	91.7
(Gain) loss on disposal of assets	(18)	—	794	0.6
Selling, general and administrative expenses	10,713	5.6	11,567	9.2
Operating income (loss)	22,169	11.7	(1,889)	(1.5)
Interest expense	448	0.2	24,020	19.0
Amortization of debt issuance costs	1,220	0.6	1,063	0.8
Other income, net	(343)	(0.2)	(154)	(0.1)
Income (loss) from operations before reorganization items	20,844	11.0	(26,818)	(21.2)
Reorganization items	(4,007)	(2.1)	(5,078)	(4.0)
Income (loss) before discontinued operations	16,837	8.9	(31,896)	(25.3)
Loss from discontinued operations	(602)	(0.3)	(5,522)	4.4
Net income (loss)	$16,235	8.6%	$(37,418)	(29.6)%

(1)  Percentages may not add due to rounding.

Revenue

Revenue increased $46.7 million, or 77.5%, to $106.8 million in the second quarter of 2004 compared to $60.2 million in the second quarter of 2003 and increased $63.1 million, or 50.0% to $189.4 million in the six months ended June 30, 2004 compared to $126.3 million in the comparable period of 2003.  These increases are primarily due to increased revenues from our Manufacturing and Alliance Lumber Segments, both of which benefited from higher prices for their products in 2004 as discussed more fully below.

Cost of Products Sold

Cost of products sold increased $31.7 million, or 57.3%, to $87.0 million in the second quarter of 2004 compared to $55.3 million in the second quarter of 2003 and increased $40.7 million, or 35.1%, to $156.5 million in the six months ended June 30, 2004 compared to $115.8 million in the comparable period of 2003.  These increases were due to increased sales volume.   The decreases in cost of products sold as a percentage of revenue in the three and six months ended June 30, 2004 compared to the same periods of 2003 were primarily due to higher lumber prices in our Manufacturing Segment, as discussed more fully below.

(Gain) Loss on Disposal of Assets

The $0.8 million loss on disposal of assets in the six months ended June 30, 2003 includes a $0.5 million gain in the first quarter of 2003 from the sale of an aircraft, offset by a $1.3 million loss on disposal of an aircraft in the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million, or 14.6%, to $5.3 million in the second quarter of 2004 compared to $6.2 million in the second quarter of 2003 and decreased $0.9 million, or 7.4%, to $10.7 million in the six months ended June 30, 2004 compared to $11.6 million in the comparable period of 2003.  Reductions in personnel costs from reduced headcount and reduced retirement plan costs were partially off-set by increased costs for insurance and bad debts expense.

Interest Expense

In accordance with SOP 90-7, interest expense in the three and six month periods ended June 30, 2004 does not include contractual interest totaling $12.9 million and $25.6 million, respectively, on the Senior Notes and Acquisition Facility since it is not probable it will be paid subsequent to our June 29, 2003 Chapter 11 bankruptcy filing.  Please read “Chapter 11 Bankruptcy Reorganization” above also.

Reorganization Items

Reorganization items consist primarily of professional fees and other charges incurred related to our Chapter 11 reorganization and recapitalization efforts. We anticipate continuing to incur significant professional fees and court costs in future quarters related to our reorganization efforts under Chapter 11.

Income Taxes

In the past, we have not paid significant income taxes and have not included a provision for income taxes in our financial statements. As a partnership, taxation on our results of operations is generally the responsibility of the unitholders.  However, we own, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations is expected to incur an income tax liability in 2004, following the 2004 dispositions of our Alliance Lumber Segment operations.  We estimate an income tax liability of approximately $1.8 million will be incurred in the third quarter of 2004 from the disposition of our Reno and Phoenix operations.  We may incur material income tax liabilities in the future from any further disposition of additional assets.  Any such income tax incurred by these taxable entities would generally not be allocated to unitholders.

Allocation of Income (Losses)

Our partnership agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners. Accordingly, the General Partner interest was allocated our entire $10.9 million and $16.2 million of net income in the three and six month periods ended June 30, 2004.  In accordance with the Partnership Agreement, 100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

Discontinued Operations

Trading and Distribution Segment

In April and May 2003, in two separate transactions, we sold the inventory and fixed assets related to our Trading and Distribution Segment and discontinued the segment’s operations.  The purchasers of these assets assumed the operating leases, accounts payable and accrued expenses related to these businesses.  We received cash proceeds of $4.5 million from these asset sales, all of which was immediately applied to outstanding principal on the revolving credit facility.  The results of operations of the Trading and Distribution Segment are reflected as discontinued operations on the accompanying consolidated statements of operations for all 2003 periods presented in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During March 2003, deterioration of our trade credit availability began to adversely affect operating margins in the Trading and Distribution Segment.  Pursuant to the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” we evaluated the goodwill balance of this segment for impairment following the change in circumstances during the first quarter of 2003, utilizing a fair value analysis of the business in the current market environment. Based on the results of this evaluation, we determined that our goodwill was impaired and recorded a non-cash impairment charge of $5.5 million in the three months ended March 31, 2003.  This $5.5 million charge is included in discontinued operations.

Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
External revenues	$6,333	$34,140
Operating loss	(482)	(5,826)

Las Vegas Operations of Alliance Lumber Segment

In April 2004, we closed the sale of our Alliance Lumber Segment operations in Las Vegas, Nevada, resulting in a recognized loss of $1.2 million in the second quarter of 2004.  Results of operations for the Las Vegas operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
External revenues	$—	$13,231	$18,756	$26,271
Operating income (loss)	117	(41)	596	300
Gain (loss) on disposal	(1,198)	4	(1,198)	4

Sale of the net assets of the Las Vegas operations produced cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.

Results of Operations by Segment

External revenue by segment and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Timberlands	$6,161	5.8%	$4,252	7.1%	$11,690	6.2%	$11,169	8.8%
Manufacturing	32,790	30.7%	16,611	27.6%	58,911	31.1%	38,587	30.6%
Alliance Lumber	65,185	61.0%	37,481	62.3%	113,805	60.1%	72,261	57.2%
Corporate and Other	2,700	2.5%	1,835	3.0%	4,977	2.6%	4,274	3.4%
	$106,836		$60,179		$189,383		$126,291

Operating income (loss) by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Timberlands	$609	$226	$1,214	$1,005
Manufacturing	11,277	(605)	18,239	(1,182)
Alliance Lumber	4,064	2,086	6,431	4,455
Corporate and Other	(1,432)	(4,330)	(3,715)	(6,167)
	$14,518	$(2,623)	$22,169	$(1,889)

Timberlands

The $1.9 million, or 44.9%, increase in external Timberlands Segment sales in the second quarter of 2004 compared to the second quarter of 2003 reflects a 52.6% increase in domestic log shipments, a 45.8% decrease in export log shipments and a 14.1% increase in weighted average domestic sales realizations.  These factors are discussed more fully below.

The $0.5 million, or 4.7%, increase in external Timberlands Segment sales in the six month period ended June 30, 2004 compared to the same period of 2003 reflects a 15.6% increase in domestic log shipments, a 62.0% decrease in export log shipments and an 8.7% increase in weighted average domestic sales realizations.  These factors are discussed more fully below.

Internal sales of logs to our Manufacturing Segment decreased to $3.3 million and $12.1 million, respectively, in the three and six month periods ended June 30, 2004 compared to $6.3 million and $15.8 million, respectively, in the comparable periods of 2003. These decreases primarily reflect a 50.2% and a 25.2% reduction, respectively, in volume, due to reduced harvest levels in 2004 at all of our tree farms.  Our Manufacturing Segment has increased its purchases of externally sourced logs during 2004 in order to mitigate the reduced fee harvest from our tree farms.  These decreases were partially offset by a 4.4% and a 2.7% increase, respectively, in average internal sales realizations reflecting higher market log prices in the first six months of 2004 compared to the first six months of 2003.

The $0.4 million and $0.2 million increases, respectively, in Timberlands operating income in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 were primarily a result of the volume and price changes discussed above as well as reduced depletion expense rates (see Note 6) partially off-set by slightly higher overhead expenses.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms were as follows (dollars per thousand board feet (“MBF”)):

	Three Months Ended June 30,			Six Months Ended June 30,
Tree Farm	2004	2003	% Change	2004	2003	% Change
Oregon	$373	$627	(40.5)%	$373	$627	(40.5)%
Hamilton	$469	$436	7.6%	$456	$425	7.3%
Olympic	$446	$376	18.6%	$403	$376	7.2%
Weighted average	$462	$405	14.1%	$436	$401	8.7%

The increases at the Hamilton and Olympic tree farms in 2004 over the comparable 2003 periods are due to higher market prices for logs and changes in species and grade mix.

The domestic external volume from each of our tree farms was as follows (in MBF):

	Three Months Ended June 30,			Six Months Ended June 30,
Tree Farm	2004	2003	% Change	2004	2003	% Change
Oregon	57	227	(74.9)%	58	227	(74.4)%
Hamilton	8,208	2,755	197.9%	14,548	9,215	57.9%
Olympic	3,588	4,783	(25.0)%	8,895	10,890	(18.3)%
Total	11,853	7,765	52.6%	23,501	20,332	15.6%

The increase in volume from the Hamilton Tree Farm is due to increased fee harvest following the temporary curtailment of logging activity in the second quarter of 2003.  The decrease in volume from the Olympic Tree Farm reflects reduced fee harvest levels in 2004.

During the second quarter of 2003, a small volume of large diameter ponderosa pine logs were sold from our Oregon Tree Farm to an external customer.  During the first half of 2004, a small volume of pulp, post and pole logs were sold to external customers from our Oregon Tree Farm.  The majority of volume from the Oregon Tree Farm was utilized by our Gilchrist mill.

Export Log Sales

Revenue from export logs accounted for approximately 0.1% of total revenues in the three months and six months ended June 30, 2004.  Revenue from export logs accounted for 0.2% and 0.6% of total revenues, respectively, in the three months and six months ended June 30, 2003.  The decrease in export sales revenue is due to reduced sales volume from reduced availability of export grade logs in the areas of our Washington tree farms which are currently being harvested.  In addition, higher domestic log prices and soft export demand for such logs have currently mitigated much of the advantage from exporting them.

Manufacturing

The $16.2 million, or 97.4%, increase in external revenue from our sawmills in the second quarter of 2004 compared to the second quarter of 2003 reflects a 53.0% increase in average external lumber sales realizations and a 32.1% increase in external lumber sales volumes.  These factors are discussed more fully below.

The $20.3 million, or 52.7%, increase in external revenue from our sawmills in the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 reflects a 42.4% increase in average external lumber sales realizations and a 9.9% increase in external lumber sales volumes.  These factors are discussed more fully below.

Internal shipments increased 31.7% and decreased 14.3%, respectively, to 4.6 MMBF and 7.0 MMBF, respectively, in the three and six month periods ended June 30, 2004 compared to 3.5 MMBF and 8.1 MMBF, respectively, in the comparable periods of 2003.  These changes in internal shipments from our Manufacturing Segment are primarily due to the disposition of our Trading and Distribution Segment in the second quarter of 2003. Excluding the impact from sales to our discontinued Trading and Distribution Segment, internal shipments increased in 2004 compared to 2003, reflecting the reduced production levels in the second quarter of 2003 resulting from our temporary curtailment of production.

The improvement in operating results of our Manufacturing Segment in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 is primarily a result of the increased realizations and volume described above.  The increased volume in the 2004 periods is largely a result of the temporary market-related curtailment of operations we implemented in the second quarter of 2003.  In addition, we have improved production efficiencies at our sawmills during 2004.

Average external prices received for lumber sales by region were as follows (dollars per MBF):

	Three Months Ended June 30,			Six Months Ended June 30,
Sawmill	2004	2003	% Change	2004	2003	% Change
Oregon	$400	$268	49.3%	$372	$269	38.3%
Washington	$409	$259	57.9%	$380	$259	46.7%
Weighted average	$404	$264	53.0%	$376	$264	42.4%

The improvements in the average realizations are due to improved market prices resulting from strong demand from the domestic housing market, as well as changes in product mix.

External lumber sales volumes by region were as follows (in MBF):

	Three Months Ended June 30,			Six Months Ended June 30,
Sawmill	2004	2003	% Change	2004	2003	% Change
Oregon	38,193	30,179	26.6%	76,769	72,352	6.1%
Washington	37,979	27,495	38.1%	69,679	60,876	14.5%
Total Volume	76,172	57,674	32.1%	146,448	133,228	9.9%

The increases in volume in both regions are primarily caused by the temporary market-related production curtailment we implemented during the second quarter of 2003.

Following is information regarding our chip sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Chip sales revenue (in thousands of dollars)	$1,984	$1,365	$3,857	$3,116
Chip sales as a percentage of revenue	1.9%	2.3%	2.0%	2.5%
Chip prices (per bone-dry unit (“BDU”))	$67	$64	$66	$61
Chip volume (in BDUs)	29,463	21,232	58,124	51,036

The increases in the price per BDU are due to improved market prices for chips.  The increases in volume are due to the increases in production volume at our saw mills, as chips are a by-product of saw mill operations.

Alliance Lumber Segment

Our Alliance Lumber Segment includes professional contractor service yards in Arizona and Nevada and involves the sale of lumber and building materials. Our Las Vegas, Nevada operations were sold in April 2004 and are reflected as discontinued operations for all periods presented.  In addition, we sold our Reno, Nevada operations and our Phoenix, Arizona operations in the third quarter of 2004.  Following these dispositions, the Alliance Lumber Segment has been discontinued in the third quarter of 2004.

Revenue from our Alliance Lumber Segment increased $27.7 million, or 73.9%, in the second quarter of 2004 compared to the second quarter of 2003, and increased $41.5 million, or 57.5%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  These increases reflect a 15.7% and an 11.7% increase, respectively, in unit volume, measured in total board feet, as well as higher market prices for lumber and paneling, reflecting the strong housing market in the southwestern region of the United States.

Operating income from our Alliance Lumber Segment increased $2.0 million, or 94.8%, in the second quarter of 2004 compared to the second quarter of 2003, and increased $2.0 million, or 44.4%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  The improved operating income is primarily a result of the increased volume described above.

Corporate and Other

The operating loss from our Corporate and Other category decreased to $1.4 million and $3.7 million, respectively, in the three and six month periods ended June 30, 2004, compared to $4.3 million and $6.2 million, respectively, in the comparable periods of 2003.  The improved results reflect lower personnel costs from reduced headcount and retirement plan expenses, offset in part by increased costs for insurance and bad debt expense.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 22, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our $40 million debtor-in-possession financing agreement (“DIP Revolver”) has a variable rate of interest.  At June 30, 2004, we had $14.1 million outstanding under the DIP Revolver at an interest rate of 4.5%.  A hypothetical 10 percent increase in interest rates to 4.95% would not have a material effect on our cash flows or results of operations.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  Our acquisition facility has a variable rate of interest.  Our senior notes and acquisition facility, included in liabilities subject to compromise at June 30, 2004, are not publicly traded and similar instruments are not available for comparison.  We are therefore unable to estimate the fair value of the senior notes or acquisition facility.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

Disposition of Reno, Nevada Operations of Alliance Lumber Segment

On July 21, 2004, we sold our Alliance Lumber Segment operations in Reno, Nevada to Reno Lumber, Inc. for $14.2 million in cash. Reno Lumber, Inc. is partially owned by our former manager of these operations.  The sales price was determined by arms length negotiations.  The buyer purchased the inventory, accounts receivable, property, plant and equipment, and certain prepaid assets, and assumed the accounts payable and certain accrued expenses related to these operations.  This transaction was approved by the Bankruptcy Court in a hearing on July 13, 2004.

Phoenix, Arizona Operations of Alliance Lumber Segment

On August 2, 2004, we sold our Alliance Lumber Segment operations in Phoenix, Arizona to ALC Acquisition LLC for $39.4 million in cash. ALC Acquisition LLC is owned by the original founder of Alliance Lumber in Phoenix, Arizona and our former manager of these operations.  The sales price was determined by arms length negotiations.  The buyer purchased the inventory, accounts receivable, property, plant and equipment, and certain prepaid assets, and assumed the accounts payable and certain accrued expenses related to these operations.  This transaction was approved by the Bankruptcy Court in a hearing on July 13, 2004.

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

(b) Reports on Form 8-K:

We did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	CROWN PACIFIC PARTNERS, L.P.

	By:	Crown Pacific Management Limited Partnership, as General Partner

	By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)