Form 10-Q
period 2004-09-30
CROWN PACIFIC PARTNERS L P
filed 2004-11-24
CIK 930735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒               No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Units	30,527,030
(Class)	(Outstanding at November 22, 2004)

CROWN PACIFIC PARTNERS, L.P.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003

Revenues	$5,631	$5,725

Operating costs:
Cost of products sold	4,417	4,866
Gain on disposal of assets	(31)	(10)
Selling, general and administrative expenses	1,803	2,793

Operating loss	(558)	(1,924)

Interest expense (excluding contractual interest expense of $12,924 and $11,710)	116	254
Amortization of debt issuance costs	650	468
Other income, net	(570)	(110)

Loss from operations before reorganization items	(754)	(2,536)

Reorganization items:
Professional fees	(1,493)	(1,720)
Impairment of assets	(1,517)	—
Other	(550)	(263)
	(3,560)	(1,983)

Loss before discontinued operations	(4,314)	(4,519)

Discontinued operations:
Income (loss) from discontinued operations (including net gain on disposal of $5,010 in 2004)	12,411	(2,133)
Income tax provision on disposal of assets	(1,772)	—
Income (loss) from discontinued operations	10,639	(2,133)

Net income (loss)	$6,325	$(6,652)

Basic and diluted loss per limited partner unit before discontinued operations	$—	$(0.07)

Basic and diluted income (loss) per limited partner unit from discontinued operations	—	(0.03)

Basic and diluted net loss per limited partner unit	$—	$(0.10)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003

Revenues	$17,321	$16,950

Operating costs:
Cost of products sold	13,350	14,058
(Gain) loss on disposal of assets	(47)	798
Selling, general and administrative expenses	7,377	9,088
Debt restructuring negotiation costs	—	4,869

Operating loss	(3,359)	(11,863)

Interest expense (excluding contractual interest expense of $38,535 and $11,710)	564	24,274
Amortization of debt issuance costs	1,870	1,531
Other income, net	(913)	(264)

Loss from operations before reorganization items	(4,880)	(37,404)

Reorganization items:
Professional fees	(4,890)	(1,720)
Impairment of assets	(1,517)	(218)
Other	(943)	(264)
	(7,350)	(2,202)

Loss before discontinued operations	(12,230)	(39,606)

Discontinued operations:
Income (loss) from discontinued operations (including net gain on disposal of $3,812 and $4)	36,562	(4,464)
Income tax provision on disposal of assets	(1,772)	—
Income (loss) from discontinued operations	34,790	(4,464)

Net income (loss)	$22,560	$(44,070)

Basic and diluted loss per limited partner unit before discontinued operations	$—	$(1.14)

Basic and diluted income (loss) per limited partner unit from discontinued operations	—	(0.14)

Basic and diluted net loss per limited partner unit	$—	$(1.28)

Weighted average units outstanding	30,527,030	30,527,030

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Balance Sheets

(In thousands, except unit data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$76,996	$11,028
Accounts receivable, net of allowance of $413 and $862	15,509	43,993
Notes receivable	421	558
Inventories	437	27,943
Deposits on timber cutting contracts	39	516
Prepaid and other current assets	3,750	12,305

Total current assets	97,152	96,343
Property, plant and equipment, net of accumulated depreciation of $5,314 and $44,390	2,181	41,476
Timber, timberlands and roads, net	298,612	302,737
Other assets	4,049	5,930

Total assets	$401,994	$446,486

Liabilities and Partners’ Deficit

Liabilities not subject to compromise:
Current liabilities:
Revolving credit facility	$—	$23,370
Accounts payable	1,150	4,291
Accrued expenses	4,680	9,194
Accrued income taxes payable	1,772	—
Current portion of long-term debt	74	123
Total current liabilities	7,676	36,978
Long-term debt	—	86
Other non-current liabilities	—	270
	7,676	37,334

Liabilities subject to compromise	509,809	547,203

Total liabilities	517,485	584,537

Partners’ deficit:
General partners	(115,491)	(138,051)
Limited partners (30,527,030 units outstanding at September 30, 2004 and December 31, 2003)	—	—
Total partners’ deficit	(115,491)	(138,051)

Total liabilities and partners’ deficit	$401,994	$446,486

See accompanying Notes to Consolidated Financial Statements.

Crown Pacific Partners, L.P.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$22,560	$(44,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	13,666	17,021
Deferred interest	—	2,402
Non-cash reorganization items	1,733	218
Loss on purchase commitments	—	6,064
Impairment of goodwill	—	5,502
(Gain) loss on disposal of assets	(3,859)	799
Net change in current assets and current liabilities, excluding effects of disposal of assets:
Accounts and notes receivable	(21,176)	199
Inventories	(4,693)	4,838
Deposits on timber cutting contracts	(1,788)	(158)
Prepaid and other current assets	6,020	(7,910)
Accounts payable and accrued expenses	(4,490)	15,472
Net cash provided by operating activities	7,973	377

Cash flows from investing activities:
Additions to timberlands	(3,560)	(4,178)
Additions to timber cutting rights	(10)	(650)
Additions to equipment	(515)	(1,176)
Proceeds from sale of assets	122,296	7,157
Principal payments received on notes	—	67
Net cash provided by investing activities	118,211	1,220

Cash flows from financing activities:
Net decrease in short-term borrowings	(23,338)	(5,544)
Repayments of long-term debt	(36,878)	(60)
Other financing activities	—	(178)
Net cash used in financing activities	(60,216)	(5,782)

Net increase (decrease) in cash and cash equivalents	65,968	(4,185)
Cash and cash equivalents at beginning of period	11,028	12,993

Cash and cash equivalents at end of period	$76,996	$8,808

Supplemental Cash Flow Information
Cash paid for reorganization items	$5,768	$644
Cash paid for interest	$564	$8,627
Cash paid by purchaser of sawmills directly to lessor	$16,243	—

See accompanying Notes to Consolidated Financial Statements.

CROWN PACIFIC PARTNERS, L.P.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1:  Organization and Basis of Presentation

Crown Pacific Partners, L.P. (the “Partnership”), a Delaware limited partnership, through its 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. During the third quarter of 2004, the Partnership completed the disposition of its Manufacturing and Alliance Lumber Segments, which manufactured, sold and distributed lumber and other wood products (see Note 11).  The Partnership’s business currently consists of growing and harvesting timber for sale as logs in domestic and export markets.

During the second quarter of 2003, the Partnership was unable to meet the financial covenants and scheduled interest payments pursuant to its bank loan and senior note agreements. In addition, the Partnership was unable to successfully negotiate a recapitalization with its bank lenders and senior note holders.  Therefore, on June 29, 2003, the Partnership and all but one of its subsidiaries, Klamath Northern Railway, Co. (“KNRC”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”), case numbers 03-11258-PHX-RJH through 03-11263-PHX-RJH.  These cases are jointly administered under case number 03-11258-PHX-RJH.  The Partnership and its subsidiaries currently manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.  See Note 2 also.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the Chapter 11 filing, there is no assurance that the carrying amounts of assets will be realized or that the liabilities will be settled for the amounts recorded.  Until a plan of reorganization is confirmed by the Bankruptcy Court, the Partnership is not able to determine the ultimate disposition of its remaining assets and liabilities. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period reclassifications have been made to conform to the current period presentation.

Note 2:  Chapter 11 Bankruptcy Reorganization

The following events have occurred under the jurisdiction of the Bankruptcy Court:

•      On June 29, 2003, the Partnership and all of its subsidiaries except KNRC each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

•      A interim debtor-in-possession financing facility was arranged and approved by the Bankruptcy Court in July 2003.  The facility was paid in full and the related agreement was terminated in the third quarter of 2004.

•      In October 2003, the Partnership agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The Partnership has made all scheduled payments to date totaling $7.5 million through September 30, 2004.

•      On November 10, 2003, a hearing was held in the Bankruptcy Court on a motion from the Partnership, which was opposed by the creditors, to extend the period of exclusivity in which only the Partnership could present a plan of reorganization to the Bankruptcy Court.  At the hearing, the

Bankruptcy Court denied the Partnership’s motion, thereby ending the period within which the Partnership had the exclusive right to propose a reorganization plan.

•      The Partnership and its representatives have held negotiations with representatives of the senior note holders and acquisition facility banks on a consensual plan of reorganization.

•      In April 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Las Vegas, Nevada.  See Note 11 also.

•      In July 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Reno, Nevada.  See Note 11 also.

•      In August 2004, the Partnership closed the sale of its remaining Alliance Lumber Segment operations in Phoenix, Arizona.  See Note 11 also.

•      In September 2004, the Partnership closed the sale of its Manufacturing Segment operations in Oregon and Washington.  $32.3 million of the proceeds from this sale were paid to the secured creditors in partial satisfaction of their claims.  See Note 11 also.

•      On October 28, 2004, certain of the senior note holders and the official unsecured creditors’ committee filed a Chapter 11 plan and a disclosure statement with the Bankruptcy Court.

•      On October 28, 2004, the Bankruptcy Court granted the plan proponents motion to shorten notice with respect to the disclosure statement hearing and scheduled a hearing to consider the disclosure statement for November 10, 2004 regarding approval of the disclosure statement.

•      On November 3, 2004, the Board of Control of the Managing General Partner made the decision to support the plan of reorganization and disclosure statement presented to the Bankruptcy Court by the representatives of the senior note holders and acquisition facility banks.  In accordance with this decision, prior to the November 10, 2004 disclosure statement hearing, the Partnership became a co-proponent of the plan and the disclosure statement.

•      On November 10, 2004, the debtors, certain holders of senior notes, and the creditors’ committee (the “Plan Proponents”) filed their Second Amended Joint Chapter 11 Plan and Disclosure Statement.  Following a hearing to consider the adequacy of the Disclosure Statement, on November 10, 2004, the Bankruptcy Court approved the Disclosure Statement and authorized the solicitation of Plan acceptances. The Bankruptcy Court further ordered that the Plan confirmation hearing will commence on December 20, 2004.

At the bankruptcy petition date, the creditors under the acquisition facility and the senior notes asserted that their debt was collateralized by the Partnership’s timberlands and certain real property and equipment associated with its Manufacturing Segment.   The remaining liabilities subject to compromise are generally unsecured.  The Chapter 11 filing constitutes a default or event of default under a number of the Partnership’s debt, lease and other contractual relationships.  While the Partnership is under bankruptcy protection, any scheduled interest or principal payments on debt are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, the Partnership discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or become an allowed claim by the Bankruptcy Court.  An additional $12.9 million and $38.5 million, respectively, of interest expense would have been recognized in the three and nine month periods ended September 30, 2004, and an additional $11.7 million of interest expense would have been recognized in the three and nine month periods ended September 30, 2003, if not for the Chapter 11 bankruptcy petition.

The Partnership has held negotiations with the major creditor constituents in its Chapter 11 proceedings, and has sold its Alliance Lumber Segment and Manufacturing Segment operations during the Chapter 11 cases.   It appears highly unlikely that the claims of the holders of the acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 reorganization plan that was filed on October 28, 2004 specifies the extinguishment of the Partnership units with no recovery to holders of units and specifies the transfer of the Partnership’s remaining operations and associated assets, including the timber and timberlands, to one or more entities that will be owned and controlled by the acquisition facility lenders and the senior note holders.

On November 10, 2004, the Bankruptcy Court approved the Disclosure Statement and authorized the solicitation of Plan acceptances. The Bankruptcy Court set a date for the plan confirmation hearing on December 20, 2004.  An effective date for the reorganization plan of December 31, 2004 is proposed.

Note 3:  Debtor-in-Possession Credit Facility

On July 17, 2003 the Bankruptcy Court entered a final financing order approving a debtor-in-possession credit facility with an original borrowing availability of $40 million (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The original $40 million borrowing limit was subject to a borrowing base and was collateralized by accounts receivable, inventory and substantially all personal property.  The DIP Revolver bore interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  The balance outstanding under the DIP revolver was paid in full in July 2004, and the agreement was terminated in August 2004.

Note 4:  Liabilities Subject to Compromise

Pursuant to the bankruptcy proceedings, the Partnership has classified certain liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court.  Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied, under jurisdiction of the Bankruptcy Court, in conjunction with the disposition of the Partnership’s Alliance Lumber and Manufacturing Segment operations. The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheets (in thousands):

	September 30, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(7,500)	(3,000)
Payment made in conjunction with sale of Manufacturing Segment(2)	(32,259)	—
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	799	1,419
Other accrued expenses	3,413	3,428
Total	$509,809	$547,203

(1)   In October 2003, the Partnership agreed to pay $0.5 million per month, retroactive to July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral. Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The method for allocating the adequate protection payments will be determined under the jurisdiction of the Bankruptcy Court and, therefore, the Partnership is not able to apply these payments to specific debt components at this time.

(2)   In September 2004, the Partnership completed the sale of its Manufacturing Segment operations, which included certain assets which the facility banks and senior note holders had asserted were collateral for their debt.  Accordingly, $32.3 million of the proceeds from this transaction, representing the portion related to asserted collateral, were paid to Bank of America, N.A., as Collateral Agent to the facility banks and senior note holders.  The allocation of these payments to individual creditors was not determined by the Partnership and, therefore, the Partnership is not able to apply these payments to specific debt components at this time.

Note 5:  Inventories

All inventories, consisting primarily of logs, supplies, lumber and building materials, are stated at the lower of average cost or market and consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Lumber	$—	$3,554
Logs	162	1,887
Supplies	275	3,326
Distribution products	—	19,176
Total	$437	$27,943

Note 6:  Timber, Timberlands and Roads, Net

The Partnership updates its timber inventory system annually for changes in estimated volume due to timber verification cruises, timber growth factors and actual harvest levels by species.  The changes to estimated timber volume, along with changes in book value from capitalized expenditures, impairment adjustments and any timber purchase or sale transactions result in a change in estimated depletion rates. The revised estimate made at the beginning of 2004 decreased depletion expense for the three and nine month periods ended September 30, 2004 by approximately $0.1 million and $0.4 million, respectively, compared to the depletion rates that were in effect in the comparable periods of 2003, applied to the actual volume harvested in the three and nine month periods ended September 30, 2004.

Note 7:  Allocation of Partnership Losses

The Partnership Agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the Partnership Agreement specifies that net losses are not allocated to the Limited Partner Interest to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partner interest. In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners.  Accordingly, the General Partner interest was allocated the entire net income that was reported in the three and nine month periods ended September 30, 2004.  Furthermore, the General Partner interest was allocated an additional $3.5 million of losses during the three and nine months ended September 30, 2003.  In accordance with the Partnership Agreement, 100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$6,325	$(6,652)	$22,560	$(44,070)
Deduct - total unit-based employee compensation expense determined under the fair value based method for all awards	(1)	(8)	(4)	(24)
Net income (loss), pro forma	$6,324	$(6,660)	$22,556	$(44,094)
Basic and diluted net income (loss) per unit:
As reported	$—	$(0.10)	$—	$(1.28)
Pro forma	$—	$(0.10)	$—	$(1.28)

No unit options have been granted since 2001.

Note 9:  Loss on Timber Purchase Commitments

During the three and nine month periods ended September 30, 2003, the Partnership recognized non-cash losses on purchase commitments with the U.S. Forest Service and private timber deeds of $5.7 million and $6.1 million, respectively, which represented the estimated probable losses to be recognized on these contracts through their estimated completion dates.  The Partnership entered into these contracts to ensure an adequate log supply for its Gilchrist and Prineville sawmills.  Market pricing for the lumber output from these commitments had declined significantly since the commitments were originally made.  These charges are included as a component of discontinued operations on the consolidated statements of operations.  See Note 11 also.

Note 10:  Segment Reporting

The Partnership previously classified its business into four segments: 1) Timberlands, consisting of the operation of tree farms and the harvest and sale of logs to the Partnership’s manufacturing facilities and to third parties, and the sale of timber and timberlands to third parties; 2) Manufacturing, consisting of the manufacture of logs into dimension lumber and the sale of such lumber as well as residual chips and other by-products;  3) Alliance Lumber, consisting of the distribution and supply of building materials through the Partnership’s professional contractor service yards; and 4) Trading and Distribution, engaged in the wholesale trading and distribution of lumber and paneling products.  Following the disposition of the Trading and Distribution Segment in 2003 and the Alliance Lumber Segment and the Manufacturing Segment in 2004, the Partnership now classifies its business into a single segment, Timberlands.  See also Note 11, Discontinued Operations below.

Note 11:  Discontinued Operations

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

	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003
External revenues	$2	$34,141
Operating loss	(33)	(5,863)
Gain on disposal	—	4

Alliance Lumber Segment

In April 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Las Vegas, Nevada, resulting in a recognized loss of $1.2 million in the second quarter of 2004.  Sale of these net assets produced net cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.

In July 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Reno, Nevada, generating $14.2 million of net cash proceeds, $1.4 million of which was immediately paid to CIT to eliminate outstanding borrowings under the DIP Revolver. No gain or loss was recognized on the transaction.  For income tax purposes, sale of these operations resulted in a taxable gain, which had been deferred since the original acquisition transaction, resulting in an estimated income tax liability of $0.5 million, which was recognized in the third quarter of 2004.    This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.  The estimate of the tax liability assumes recognition in 2004 of a tax benefit related to the wholly-owned C-Corporation’s investment in the Operating Partnership.

In August 2004, the Partnership closed the sale of its Alliance Lumber Segment operations in Phoenix, Arizona, generating $39.2 million of net cash proceeds. A gain of approximately $0.6 million was recognized on the transaction.  For income tax purposes, sale of these operations resulted in a taxable gain, which had been deferred since the original acquisition transaction, resulting in an estimated income tax liability of $1.3 million, which was recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.  The estimate of the tax liability assumes recognition in 2004 of a tax benefit related to the wholly-owned C-Corporation’s investment in the Operating Partnership.

Results of operations for the Alliance Lumber Segment are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$20,847	$57,811	$153,408	$156,344
Operating income	756	149	7,785	4,898
Gain (loss) on disposal	646	—	(552)	—

Manufacturing Segment

In September 2004, the Partnership closed the sale of its Manufacturing Segment operations, generating $72.8 million in net cash proceeds.  $32.3 million of these proceeds were paid directly from escrow to the facility banks and senior note holders in partial satisfaction of their claims.  $16.2 million of the proceeds were paid directly from escrow to external parties in complete satisfaction of the Partnership’s lease obligation related to the Port Angeles sawmill which was sold as part of the Manufacturing Segment.  The Partnership received the remaining proceeds from the disposition in cash.

Results of operations for the Manufacturing Segment are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$21,891	$23,462	$80,802	$62,049
Operating income (loss)	6,613	(2,599)	24,852	(3,781)
Gain on disposal	4,364	—	4,364	—

Charges for losses on timber purchase commitments, totaling $5.7 million and $6.1 million, respectively, are included in the operating loss for the three and nine months ended September 30, 2003.

Other Discontinued Operations

Included with the sale of the Manufacturing Segment in September 2004 was the Partnership’s railcar lease program operations and KNRC.  These operations were sold for cash proceeds of $51,000 and no gain or loss was recognized on the dispositions.

These business units were previously reported in Corporate and Other for segment reporting purposes.  Results of operations for these business units are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.

Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$1,620	$2,255	$6,597	$6,529
Operating income	32	350	113	278

Note 12:  Concentration of Credit Risk

One account represented 41.1% of the total accounts receivable as of September 30, 2004.  This amount was collected in full in October 2004.  Another customer’s account balance represented 45.3% of the total accounts receivable as of September 30, 2004.  This amount is due in full on November 30, 2004, and represents the final amount due on a stumpage sale recognized in 2000.  No other individual accounts receivable balances were significant as of September 30, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Crown Pacific Partners, L.P. (the “Partnership”), a Delaware limited partnership, through our 99% owned subsidiary, Crown Pacific Limited Partnership (the “Operating Partnership”), was formed in 1994 to acquire, own and operate timberlands and wood product manufacturing facilities located in the Northwest United States. During the third quarter of 2004, we completed the disposition of our Manufacturing and Alliance Lumber Segments, which manufactured, sold and distributed lumber and other wood products (see discussion below).  Our business currently consists of growing and harvesting timber for sale as logs in domestic and export markets.

Chapter 11 Bankruptcy Petition Filing

During the second quarter of 2003, we were unable to meet the financial covenants and scheduled interest payments pursuant to our bank loan and senior note agreements. In addition, we were unable to successfully negotiate a recapitalization with our bank lenders and senior note holders.  Therefore, on June 29, 2003, we and all but one of our subsidiaries, Klamath Northern Railway, Co. (“KNRC”), each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona (the “Bankruptcy Court”).  We and our subsidiaries currently manage our properties and operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The following events have occurred under the jurisdiction of the Bankruptcy Court:

•      On June 29, 2003, we and all of our subsidiaries except KNRC each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.

•      A interim debtor-in-possession financing facility was arranged and approved by the Bankruptcy Court in July 2003.  The facility was paid in full and the related agreement was terminated in the third quarter of 2004.

•      In October 2003, we agreed to pay $0.5 million per month, beginning with the month of July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral.  Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  We have made all scheduled payments to date totaling $7.5 million through September 30, 2004.

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

•      We and our representatives have held negotiations with representatives of the senior note holders and acquisition facility banks on a consensual plan of reorganization.

•      In April 2004, we closed the sale of our Alliance Lumber Segment operations in Las Vegas, Nevada.

•      In July 2004, we closed the sale of our Alliance Lumber Segment operations in Reno, Nevada.

•      In August 2004, we closed the sale of our remaining Alliance Lumber Segment operations in Phoenix, Arizona.

•      In September 2004, we closed the sale of our Manufacturing Segment operations in Oregon and Washington.  $32.3 million of the proceeds from this sale were paid to the secured creditors in partial satisfaction of their claims.

•      On October 28, 2004, certain of the senior note holders and the official unsecured creditors’ committee filed a Chapter 11 plan and a disclosure statement with the Bankruptcy Court.

•      On October 28, 2004, the Bankruptcy Court granted the plan proponents motion to shorten notice with respect to the disclosure statement hearing, and scheduled a hearing to consider the disclosure statement for November 10, 2004.

•      On November 3, 2004, the Board of Control of the Managing General Partner made the decision to support the plan of reorganization and disclosure statement presented to the Bankruptcy Court by the representatives of the senior note holders and acquisition facility banks.  In accordance with this decision, prior to the November 10, 2004 disclosure statement hearing, we became a co-proponent of the plan and the disclosure statement.

•      On November 10, 2004, the debtors, certain holders of senior notes, and the creditors’ committee (the “Plan Proponents”) filed their Second Amended Joint Chapter 11 Plan and Disclosure Statement. Following a hearing to consider the adequacy of the Disclosure Statement, on November 10, 2004, the Bankruptcy Court approved the Disclosure Statement and authorized the solicitation of Plan acceptances. The Bankruptcy Court further ordered that the Plan confirmation hearing will commence on December 20, 2004.

At the bankruptcy petition date, the creditors under the acquisition facility and the senior notes asserted that their debt is collateralized by our timberlands and certain real property and equipment associated with our Manufacturing Segment. The remaining liabilities subject to compromise are generally unsecured.  The Chapter 11 filing constitutes a default or event of default under a number of our debt, lease and other contractual relationships.  While we are under bankruptcy protection, any scheduled interest or principal payments on debt are deferred and creditors are generally prohibited from pursuing collection of their pre-petition claims by the automatic stay provisions of the Bankruptcy Code.  In accordance with SOP 90-7, we discontinued accruing interest on its term debt effective June 30, 2003, because it is not probable it will be paid during the bankruptcy proceedings or become an allowed claim by the Bankruptcy Court.  An additional $12.9 million and $38.5 million, respectively, of interest expense would have been recognized in the three and nine month periods ended September 30, 2004, and an additional $11.7 million of interest expense would have been recognized in the three and nine month periods ended September 30, 2003, if not for the Chapter 11 bankruptcy petition.

We held negotiations with the major creditor constituents in our Chapter 11 proceedings, and have sold our Alliance Lumber Segment and Manufacturing Segment operations during the Chapter 11 cases.   It appears highly unlikely that the claims of the holders of the acquisition facility bank debt and senior notes will be satisfied in full. Accordingly, the Chapter 11 reorganization plan that was filed on October 28, 2004 specifies the extinguishment of our units with no recovery to holders of units and specifies the transfer of our remaining operations and associated assets, including the timber and timberlands, to one or more entities that will be owned and controlled by the acquisition facility lenders and the senior note holders.

On November 10, 2004, the Bankruptcy Court approved the Disclosure Statement and authorized the solicitation of Plan acceptances. The Bankruptcy Court set a date for the plan confirmation hearing on December 20, 2004.  An effective date for the reorganization plan of December 31, 2004 is proposed.

Dispositions of Assets

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

Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003
External revenues	$2	$34,141
Operating loss	(33)	(5,863)
Gain on disposal	—	4

Alliance Lumber Segment

In April 2004, we closed the sale of our Alliance Lumber Segment operations in Las Vegas, Nevada, resulting in a recognized loss of $1.2 million in the second quarter of 2004.  Sale of these net assets produced net cash proceeds of $12.3 million, all of which was immediately paid to CIT to reduce outstanding borrowings under the DIP Revolver.

In July 2004, we closed the sale of our Alliance Lumber Segment operations in Reno, Nevada, generating $14.2 million of net cash proceeds, $1.4 million of which was immediately paid to CIT to eliminate outstanding borrowings under the DIP Revolver. No gain or loss was recognized on the transaction.  This disposition reduced the borrowing base and availability on our DIP Revolver.  For income tax purposes, sale of these operations resulted in a taxable gain, which had been deferred since the original acquisition transaction, resulting in an estimated income tax liability of $0.5 million, which was recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.  The estimate of the tax liability assumes recognition in 2004 of a tax benefit related to the wholly-owned C-Corporation’s investment in the Operating Partnership.

In August 2004, we closed the sale of our Alliance Lumber Segment operations in Phoenix, Arizona, generating $39.2 million of net cash proceeds. A gain of approximately $0.6 million was recognized on the transaction.  For income tax purposes, sale of these operations resulted in a taxable gain, which had been deferred since the original acquisition transaction, resulting in an estimated income tax liability of $1.3 million, which was recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.  The estimate of the tax liability assumes recognition in 2004 of a tax benefit related to the wholly-owned C-Corporation’s investment in the Operating Partnership.

Results of operations for the Alliance Lumber Segment operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$20,847	$57,811	$153,408	$156,344
Operating income	756	149	7,785	4,898
Gain (loss) on disposal	646	—	(552)	—

Manufacturing Segment

In September 2004, we closed the sale of our Manufacturing Segment operations, generating $72.8 million in net cash proceeds.  $32.3 million of these proceeds were paid directly from escrow to the facility banks and senior note holders in partial satisfaction of their claims.  $16.2 million of the proceeds were paid directly from escrow to external parties in complete satisfaction of our lease obligation related to the Port Angeles sawmill which was sold as part of the Manufacturing Segment.  We received the remaining proceeds from the disposition in cash.

Results of operations for the Manufacturing Segment operations are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$21,891	$23,462	$80,802	$62,049
Operating income (loss)	6,613	(2,599)	24,852	(3,781)
Gain on disposal	4,364	—	4,364	—

Charges for losses on timber purchase commitments, totaling $5.7 million and $6.1 million, respectively, are included in the operating loss for the three and nine months ended September 30, 2003.

Other Discontinued Operations

Included with the sale of the Manufacturing Segment in September 2004 was our railcar lease program operations and KNRC.  These operations were sold for cash proceeds of $51,000 and no gain or loss was recognized on the dispositions.

These business units were previously reported in Corporate and Other for segment reporting purposes.  Results of operations for these business units are reported as discontinued operations for all periods presented in accordance with SFAS No. 144.  Summarized financial information for these operations is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
External revenues	$1,620	$2,255	$6,597	$6,529
Operating income	32	350	113	278

Industry Overview

The forest products industry is characterized by highly volatile commodity pricing.  Product pricing for logs and dimension lumber is a function of species, grade, size and availability. Prices are heavily influenced by short-term supply and demand factors. Prices tend to follow broad seasonal and cyclical patterns. Demand is influenced by activity levels in the housing and construction industries, as well as general economic conditions and foreign currency exchange rates. In recent years, over capacity of lumber manufacturing facilities has led to an abundance of supply. Supply has been further increased by imported products from Canada and other countries. In addition, competition from non-wood based products and composite materials has also influenced prices for dimension lumber. Although demand has been strong over the last three years, excess supply has contributed to low prices for lumber, which, in turn, has depressed prices for logs and timberlands.  Beginning in the second half of 2003, prices for lumber and paneling increased sharply, and remained relatively strong through the second quarter of 2004, but have softened during the third quarter of 2004.  Prices for logs have remained relatively low, but have increased modestly in late 2003 and the first half of 2004.  Weather and forest fire activity, as well as environmental issues concerning the harvesting of timber, are also contributing factors to supply and the volatility of prices in our industry.

Forward-Looking Statements

Information contained in Item 2 and other sections of this report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, forecasts, hopes, beliefs, predictions, intentions or strategies regarding the future that are not purely historical, but are based on assumptions that in the future may prove not to be accurate. These assumptions include harvest volumes, species mix, prices for logs and levels and amounts received for stumpage and property sales. Our business and prospects are subject to a number of risks, including the volatility of timber prices, factors limiting harvesting of timber including contractual obligations, governmental restrictions, weather and access limitations – as well as the substantial capital resources required to fund our operations and the uncertainty regarding the outcome of our chapter 11 reorganization process.  Accordingly, actual results may differ materially from the expectations expressed in this report.  These and other risks are described in our registration statements and reports filed from time to time on forms 10-K, 8-K and 10-Q, which are available from us or the United States Securities and Exchange Commission.

Liquidity and Capital Resources

Pursuant to the bankruptcy proceedings, we have classified certain liabilities which existed prior to the June 29, 2003 bankruptcy petition filing as liabilities subject to compromise in accordance with SOP 90-7.  Disposition and settlement of such liabilities is under the jurisdiction of the Bankruptcy Court.  Certain accounts payable and accrued expenses classified as liabilities subject to compromise have been satisfied, under jurisdiction of the Bankruptcy Court, in conjunction with the disposition of our Alliance Lumber and Manufacturing Segment operations.

The following table summarizes the pre-petition liabilities that are included as liabilities subject to compromise on the accompanying consolidated balance sheets (in thousands):

	September 30, 2004	December 31, 2003
Acquisition facility principal	$112,372	$112,372
Senior notes principal	400,658	400,658
Adequate protection payments(1)	(7,500)	(3,000)
Payment made in conjunction with sale of Manufacturing Segment(2)	(32,259)	—
Accrued interest	21,039	21,039
Deferred enhanced interest	4,927	4,927
Make whole fees and interest	6,360	6,360
Accounts payable	799	1,419
Other accrued expenses	3,413	3,428
Total	$509,809	$547,203

(1)   In October 2003, we agreed to pay $0.5 million per month, retroactive to July 2003, to the acquisition facility banks and senior note holders as adequate protection payments related to their asserted collateral. Such payments are to be applied to reduce, on a dollar-for-dollar basis, the aggregate allowed secured claims of the senior note holders and the acquisition facility banks.  The method for allocating the adequate protection payments will be determined under the jurisdiction of the Bankruptcy Court and, therefore, we are not able to apply these payments to specific debt components at this time.

(2)   In September 2004, we completed the sale of our Manufacturing Segment operations, which included certain assets which the facility banks and senior note holders had asserted were collateral for their debt.  Accordingly, $32.3 million of the proceeds from this transaction, representing the portion related to asserted collateral, were paid to Bank of America, N.A., as Collateral Agent to the facility banks and senior note holders.  The allocation of these payments to individual creditors was not determined by us and, therefore, we are not able to apply these payments to specific debt components at this time.

On July 17, 2003 the Bankruptcy Court entered a final financing order approving a debtor-in-possession credit facility with an original borrowing availability of $40 million (“DIP Revolver”) with CIT Group/Business Credit (“CIT”).  The original $40 million borrowing limit was subject to a borrowing base and was collateralized by accounts receivable, inventory and substantially all personal property.  The DIP Revolver bore interest at either (a) the Chase Bank Prime Rate plus 0.5% or (b) LIBOR plus 3%, at the option of the Partnership.  The balance outstanding under the DIP revolver was paid in full in July 2004, and the agreement was terminated in August 2004.

Working capital increased to $89.5 million at September 30, 2004 compared to $59.4 million at December 31, 2003, primarily due to the dispositions of our Alliance Lumber and Manufacturing segments in the second and third quarters of 2004. These dispositions reduced accounts receivable, inventories, deposits on timber cutting contracts and prepaid and other current assets, as well as accounts payable and accrued expenses, while generating significant cash.

One account represented 41.1% of the total accounts receivable as of September 30, 2004.  This amount was collected in full in October 2004.  Another customer’s account balance represented 45.3% of the total accounts receivable as of September 30, 2004.  This amount is due in full on November 30, 2004, and represents the final amount due on a stumpage sale recognized in 2000.  No other individual accounts receivable balances were significant as of September 30, 2004.

Net cash provided by operating activities of $8.0 million resulted from net income of $22.6 million, depletion, depreciation and amortization of $13.7 million and non-cash reorganization items of $1.7 million, partially off-set by changes in working capital components, excluding the effects of disposal of assets.

Additions to timberlands of $3.6 million in the first nine months of 2004 resulted from normal costs for road building and maintenance, pre-commercial thinning and reforestation activities.

Proceeds from sale of assets in 2004 primarily represent cash received for the dispositions of our Alliance Lumber Segment operations and our Manufacturing Segment operations.  Proceeds from sale of assets in 2003 primarily represent cash received for the disposition of our Trading and Distribution Segment operations, as well as from the sale of two aircraft.

During the third quarter of 2004, we applied a portion of the proceeds from the sale of our Alliance Lumber Segment operations to the then existing DIP Revolver.  The related financing agreement was then terminated in the third quarter of 2004.  $32.3 million of the proceeds from the sale of our Manufacturing Segment operations in the third quarter of 2004 were paid directly from escrow to the facility banks and senior note holders in partial satisfaction of their secured claims.  We have also paid $0.5 million per month, beginning with July 2003, to the facility banks and senior note holders under a Bankruptcy Court order for adequate protection payments.

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

Results of Continuing Operations

During the second quarter of 2003, we sold our Trading and Distribution Segment and during the first three quarters of 2004, we sold our Alliance Lumber Segment, our Manufacturing Segment and certain additional business units, all of which are reflected as discontinued operations on our consolidated statements of operations for all periods presented, as applicable.  Please see additional discussion regarding discontinued operations above under “Dispositions of Assets.”  Our continuing operations consist primarily of three tree farms located in Oregon and Washington, as well as centralized headquarters activities.

	Three Months Ended September 30,
	2004		2003
(Dollars in thousands)	Dollars	% of revenue(1)	Dollars	% of revenue(1)
Revenue	$5,631	100.0%	$5,725	100.0%
Operating costs:
Cost of products sold	4,417	78.4	4,866	85.0
Gain on disposal of assets	(31)	(0.6)	(10)	(0.2)
Selling, general and administrative expenses	1,803	32.0	2,793	48.8
Operating loss	(558)	(9.9)	(1,924)	(33.6)
Interest expense	116	2.1	254	4.4
Amortization of debt issuance costs	650	11.5	468	8.2
Other income, net	(570)	(10.1)	(110)	(1.9)
Loss from operations before reorganization items	(754)	(13.4)	(2,536)	(44.3)
Reorganization items	(3,560)	(63.2)	(1,983)	(34.6)
Loss before discontinued operations	(4,314)	(76.6)	(4,519)	(78.9)
Income (loss) from discontinued operations	10,639	188.9	(2,133)	(37.3)
Net income (loss)	$6,325	112.3%	$(6,652)	(116.2)%

	Nine Months Ended September 30,
	2004		2003
(Dollars in thousands)	Dollars	% of Revenue(1)	Dollars	% of revenue(1)
Revenue	$17,321	100.0%	$16,950	100.0%
Operating costs:
Cost of products sold	13,350	77.1	14,058	82.9
(Gain) loss on disposal of assets	(47)	(0.3)	798	4.7
Selling, general and administrative expenses	7,377	42.6	9,088	53.6
Debt restructuring and negotiation costs	—	—	4,869	28.7
Operating loss	(3,359)	(19.4)	(11,863)	(70.0)
Interest expense	564	3.3	24,274	143.2
Amortization of debt issuance costs	1,870	10.8	1,531	9.0
Other income, net	(913)	(5.3)	(264)	(1.6)
Loss from operations before reorganization items	(4,880)	(28.2)	(37,404)	(220.7)
Reorganization items	(7,350)	(42.4)	(2,202)	(13.0)
Loss before discontinued operations	(12,230)	(70.6)	(39,606)	(233.7)
Income (loss) from discontinued operations	34,790	200.9	(4,464)	(26.3)
Net income (loss)	$22,560	130.2%	$(44,070)	(260.0)%

(1)  Percentages may not add due to rounding.

Revenue

Revenue was relatively flat at $5.6 million in the third quarter of 2004 compared to $5.7 million in the third quarter of 2003 and increased $0.4 million, or 2.2% to $17.3 million in the nine months ended September 30, 2004 compared to $17.0 million in the comparable period of 2003.  Revenue in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 reflects a 5.6% increase in domestic log shipment volume, a 61.9% decrease in export log shipment volume, an 11.3% increase in weighted average domestic log prices and a 16.5% decrease in weighted average export log prices.  The increase in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflects a 12.1% increase in domestic log shipment volume, a 62.0% decrease in export log shipment volume, a 9.6% increase in weighted average domestic log prices and an 18.8% decrease in weighted average export log prices.  These factors are discussed more fully below.

Domestic Log Sales

Average external domestic prices received for logs sold from the various tree farms were as follows (dollars per thousand board feet (“MBF”)):

	Three Months Ended September 30,			Nine Months Ended September 30,
Tree Farm	2004	2003	% Change	2004	2003	% Change
Oregon	$332	$624	(46.8)%	$350	$627	(44.2)%
Hamilton	$440	$417	5.5%	$451	$422	6.9%
Olympic	$458	$369	24.1%	$419	$374	12.0%
Weighted average	$432	$388	11.3%	$435	$397	9.6%

The majority of production at the Oregon Tree Farm was provided to our Gilchrist sawmill as an inter-segment transaction until we sold the sawmill on September 1, 2004.  In 2003, a small volume of large diameter salvage logs from our Oregon Tree Farm were sold to an external customer at a premium price.  In 2004, the activity shown for the Oregon Tree Farm primarily represents external sales at current market prices following the disposition of our Gilchrist sawmill.  The increases at the Hamilton and Olympic tree farms in 2004 over the comparable 2003 periods are due to higher market prices for logs and changes in species and grade mix.

The domestic external volume from each of our tree farms was as follows (in MBF):

	Three Months Ended September 30,			Nine Months Ended September 30,
Tree Farm	2004	2003	% Change	2004	2003	% Change
Oregon	1,447	21	*	1,505	248	*
Hamilton	6,450	4,255	51.6%	20,998	13,470	55.9%
Olympic	3,755	6,758	(44.4)%	12,650	17,648	(28.3)%
Total	11,652	11,034	5.6%	35,153	31,366	12.1%

* Not meaningful.

The increase in volume from the Oregon Tree Farm reflects the sale of our Gilchrist sawmill to Interfor in September 2004.  Previously, most of the volume produced by our Oregon Tree Farm was sold to our Gilchrist sawmill as an inter-segment transaction.  The increase in volume from the Hamilton Tree Farm is due to increased fee harvest following the temporary curtailment of logging activity in the second quarter of 2003.  The decrease in volume from the Olympic Tree Farm reflects reduced fee harvest levels in 2004.

Export Log Sales

Revenue from export logs accounted for 3.2% and 2.3% of total revenues, respectively, in the three months and nine months ended September 30, 2004.  Revenue from export logs accounted for 10.0% and 7.5% of total revenues, respectively, in the three months and nine months ended September 30, 2003.  The decrease in export sales revenue is due to reduced sales volume from reduced availability of export grade logs in the areas of our Washington tree farms which are currently being harvested.  In addition, higher domestic log prices and soft export demand for such logs have currently mitigated some of the advantage from exporting them.

Cost of Products Sold

Cost of products sold decreased $0.4 million, or 9.2%, to $4.4 million in the third quarter of 2004 and decreased $0.7 million, or 5.0%, to $13.4 million in the nine months ended September 30, 2004.  These decreases were partially due to reduced depletion rates on our fee timber following the fourth quarter 2003 impairment charge of $100.7 million we recognized on our timberlands.  In addition, cost of products sold is affected by grade and species mix, accessibility of the area logged and transportation costs to haul the logs to our customers.

(Gain) Loss on Disposal of Assets

The $0.8 million loss on disposal of assets in the nine months ended September 30, 2003 includes a $0.5 million gain in the first quarter of 2003 from the sale of an aircraft, offset by a $1.3 million loss on disposal of an aircraft in the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million, or 35.4%, to $1.8 million in the third quarter of 2004 and decreased $1.7 million, or 18.8%, to $7.4 million in the nine months ended September 30, 2004.  The decrease in the comparable third quarter periods resulted from reductions in personnel costs due to reduced headcount at our timberlands operations as well as at our headquarters office and reduced insurance and depreciation expenses.  For the nine month comparable periods, reductions in personnel costs due to reduced headcount, as well as reduced costs for outside professionals and reduced depreciation expense were partially off-set by increased costs for insurance and bad debts expense.

Debt Restructuring and Negotiation Costs

Debt restructuring negotiation costs of $4.9 million in the nine months ended September 30, 2003, consisting primarily of professional fees, represent charges incurred related to our reorganization and recapitalization efforts prior to our Chapter 11 bankruptcy protection filing. Subsequent to our Chapter 11 bankruptcy protection filing, such charges are included with “Reorganization Items.”

Interest Expense

In accordance with SOP 90-7, interest expense in the three and nine month periods ended September 30, 2004 does not include contractual interest totaling $12.9 million and $38.5 million, respectively, on the Senior Notes and Acquisition Facility since it is not probable it will be paid subsequent to our June 29, 2003 Chapter 11 bankruptcy filing.  Please read “Chapter 11 Bankruptcy Reorganization” above also.  In addition, the three and nine month periods ended September 30, 2003 exclude $11.7 million of such interest.

Reorganization Items

Reorganization items consist primarily of professional fees and other charges incurred related to our Chapter 11 reorganization and recapitalization efforts. We anticipate continuing to incur significant professional fees and court costs related to our reorganization efforts.  Reorganization items also include impairment of assets of $1.5 million for the three and nine months ended September 30, 2004, and $0.2 million for the nine months ended September 30, 2003.  These impairments relate to the write-off of deferred financing costs, reflecting developments in our Chapter 11 bankruptcy case. Included within other reorganization items are certain incentive and severance costs paid to current and former employees totaling $0.5 million and $0.7 million, respectively, for the three and nine months ended September 30, 2004.

Income Taxes

In the past, we have not paid significant income taxes and have not included a provision for income taxes in our financial statements. As a partnership, taxation on our results of operations is generally the responsibility of the unitholders.  However, we own, directly and indirectly, four corporations that constitute a consolidated group of corporations for federal income tax purposes. This consolidated group of corporations incurred an income tax liability in 2004, following the 2004 dispositions of our Alliance Lumber Segment operations, as discussed below. We may incur additional income tax liabilities in the future.

Discontinued operations include the estimated income tax provision related to the disposition of our Alliance Lumber Segment in 2004.  For income tax purposes, sale of these operations resulted in the recognition of taxable gains, which have been deferred since the original acquisition transactions, resulting in an estimated income tax liability of $1.8 million, which was recognized in the third quarter of 2004.  This tax liability is a liability of the wholly-owned C-Corporation subsidiary which made the original acquisition, and would not be allocated to unit holders.  The estimate of the tax liability assumes recognition in 2004 of a tax benefit related to the wholly-owned C-Corporation’s investment in the Operating Partnership.

Allocation of Income (Losses)

Our partnership agreement provides that profit and losses are generally allocated 1.01% to the General Partner interest and 98.99% to the Limited Partner interest.  In addition, the partnership agreement specifies that net losses are not allocated to limited partners to the extent doing so would result in (or increase) a deficit balance in their capital accounts. At that point, net losses are allocated 100% to the General Partners.  In the third quarter of 2003, the Limited Partners’ capital accounts were reduced to zero, and subsequent income and losses have been allocated 100% to the General Partners. Accordingly, the General Partner interest was allocated our entire $6.3 million and $22.6 million of net income in the three and nine month periods ended September 30, 2004. Furthermore, the General Partner interest was allocated an additional $3.5 million of losses during the three and nine months ended September 30, 2003.   In accordance with the Partnership Agreement, 100% of income and losses will continue to be allocated to the General Partners unless and until the cumulative additional losses they have been allocated are fully recovered.

Discontinued Operations

See “Dispositions of Assets” above.

Critical Accounting Policies

We reaffirm the critical accounting policies and estimates described in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 22, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value but do not impact earnings or cash flows.  Our acquisition facility has a variable rate of interest.  Our senior notes and acquisition facility, included in liabilities subject to compromise at September 30, 2004, are not publicly traded and similar instruments are not available for comparison.  We are therefore unable to estimate the fair value of the senior notes or acquisition facility.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 23, 2004	CROWN PACIFIC PARTNERS, L.P.

By: Crown Pacific Management Limited Partnership, as General Partner

		By:	/s/ Steven E. Dietrich
Steven E. Dietrich
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)